Form 10-Q
period 1996-03-31
EZ COMMUNICATIONS INC /VA/
filed 1996-05-15
CIK 802896

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             --------------------

                                    FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1996

                                       OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from _____ to _____

                         Commission file number 0-16265

                             EZ COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                VIRGINIA                        54-0829355
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

            10800 MAIN STREET
            FAIRFAX, VIRGINIA                      22030
(Address of principal executive offices)        (Zip code)

                                (703) 591-1000
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   *                       NO
                       ---                          ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       Outstanding at
  Class of Common Stock                                April 30, 1996
  ---------------------                                --------------
  Class A Common Stock, $.01 par value per share       6,419,824 shares
  Class B Common Stock, $.01 par value per share       2,677,897 shares

                             EZ COMMUNICATIONS, INC.

                                      INDEX

Part I - Financial Information                                             Page
                                                                           ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets at
                  March 31, 1996 and December 31, 1995                     3-4

                  Consolidated Statements of Operations for the Three
                  Months Ended March 31, 1996 and 1995                       5

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1996 and 1995                       6

                  Notes to Consolidated Financial Statements               7-9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-10

Part II - Other Information
- - ---------------------------

Item 1.           Legal Proceedings                                          11

Item 4.           Submission of Matters to a Vote of Security Holders        11

Item 6.           Exhibits and Reports on Form 8-K                        11-17

Signatures                                                                   18
- - ----------                                                                   --

Exhibit Index

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             EZ COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                 (UNAUDITED)
                                                  MARCH 31, December 31,
ASSETS                                              1996        1995
- - -------------------------------------------------------------------------

CURRENT ASSETS
  Cash                                               $24,315     $33,275
  Accounts receivable, less allowance of $691
  at March 31, 1996                                   14,136      16,678
     and $772 at December 31, 1995
  Trade receivables - barter                           1,346         933
  Prepaid expenses and other current assets            3,665       4,327
                                                 ------------------------
                            TOTAL CURRENT ASSETS      43,462      55,213

PROPERTY, PLANT AND EQUIPMENT
  Land                                                 1,451       1,451
  Buildings and improvements                           8,939       8,710
  Broadcast equipment                                 22,215      21,032
  Furniture and other equipment                       10,377       9,936
  Construction in progress                               784         249
                                                 ------------------------
                                                      43,766      41,378
  Less accumulated depreciation                       22,011      21,456
                                                 ------------------------
                                                      21,755      19,922

INTANGIBLE ASSETS
  Goodwill and broadcast licenses                    159,158     132,730
  Purchased contracts and other                        6,587       6,280
                                                 ------------------------
                                                     165,745     139,010
  Less accumulated amortization                       17,212      15,896
                                                 ------------------------
                                                     148,533     123,114

OTHER ASSETS                                           6,884       7,007
                                                 ------------------------

                                                    $220,634    $205,256
                                                 ========================


See notes to consolidated financial statements

                             EZ COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                 (UNAUDITED)
                                                  MARCH 31, December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1996        1995
- - -------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                    $1,883      $1,537
  Accrued expenses                                     1,575       2,144
  Accrued interest                                     5,554       1,643
  Deferred income                                      1,416       1,203
  Other                                                  655         653
                                                 ------------------------
                       TOTAL CURRENT LIABILITIES      11,083       7,180

LONG-TERM DEBT, LESS CURRENT PORTION                 161,857     148,833

DEFERRED INCOME TAXES                                  7,751       7,944

OTHER LIABILITIES                                         16          16

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
  1,000,000 shares, no shares issued and
  outstanding Class A Common stock, par value
  $.01 per share, authorized 25,000,000 shares,
  issued and outstanding                                  64          64
  6,379,824 shares at March 31, 1996 and 6,378,824
  shares at December 31, 1995 Class B Common stock,
  par value $.01 per share, authorized                    27          27
     5,000,000 shares, issued and outstanding
  2,677,897 shares
  Additional paid-in-capital                          38,207      38,194
  Retained earnings                                    1,629       2,998
                                                 ------------------------
                                                      39,927      41,283
                                                 ------------------------








                                                    $220,634    $205,256
                                                 ========================

See notes to consolidated financial statements

                             EZ COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

(UNAUDITED)
                                           Three Months Ended March 31,
                                           ------------------------------
                                              1996              1995
- - -------------------------------------------------------------------------
REVENUE
    Gross broadcasting revenue                 $22,157           $18,704
    Less: agency commissions                     2,784             2,323
                                           ------------      ------------
    Net broadcasting revenue                    19,373            16,381
BROADCASTING EXPENSES                           14,360            12,132
                                           ------------      ------------
 STATION OPERATING INCOME BEFORE CORPORATE
   EXPENSES, DEPRECIATION AND AMORTIZATION
                                                 5,013             4,249
Corporate expenses                                 913               927
Depreciation and amortization                    2,142             1,589
                                           ------------      ------------
                          OPERATING INCOME       1,958             1,733
OTHER INCOME (EXPENSES)
    Interest expense                           (4,039)           (2,592)
    Other, net                                     149             (199)
                                           ------------      ------------
                                               (3,890)           (2,791)

                     NET LOSS BEFORE TAXES     (1,932)           (1,058)
Federal and state income tax benefit             (563)             (465)
                                           ------------      ------------


                                  NET LOSS    $(1,369)            $(593)
                                           ============      ============


        NET (LOSS) INCOME PER COMMON SHARE     $(0.15)           $(0.07)
                                           ============      ============

Weighted average common shares outstanding       9,057             8,983
                                           ============      ============


See notes to consolidated financial statements

                             EZ COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

(UNAUDITED)
                                                 Three months ended
                                                 March 31,
                                                    1996        1995
- - -------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                          $(1,369)      $(593)
  Adjustments to reconcile net loss to net cash
provided by
    operating activities:
      Depreciation and amortization                    2,142       1,589
      Other changes not affecting cash                  (29)       (328)
      Changes in operating assets and
liabilities
         Decrease in accounts receivable               2,379       2,097
         Increase (decrease) in accrued interest       3,911       (220)
        Other                                            242     (1,769)
                                                 ------------------------
                              NET CASH PROVIDED BY
                            OPERATING ACTIVITIES       7,276         776
INVESTING ACTIVITIES
  Proceeds from sale of radio station                             21,250
  Purchases of radio stations                       (28,000)     (8,750)
  Purchases of property, plant and equipment,          (801)       (435)
net
  Other, net                                           (448)       (345)
                                                 ------------------------
                  NET CASH (USED IN) PROVIDED BY
                            INVESTING ACTIVITIES    (29,249)      11,720
FINANCING ACTIVITIES
  Issuance of notes payable                           16,800
  Repayments of notes payable                        (3,800)
  Proceeds from long-term debt                                     9,500
  Principal payments on long-term debt                          (23,062)
  Proceeds from the exercise of employee stock            13         520
  options
                                                 ------------------------
                  NET CASH PROVIDED BY (USED IN)
                            FINANCING ACTIVITIES      13,013    (13,042)
                                                 ------------------------

                                DECREASE IN CASH     (8,960)       (546)
                     CASH AT BEGINNING OF PERIOD      33,275       2,723
                                                 ------------------------
                           CASH AT END OF PERIOD     $24,315      $2,177
                                                 ========================

See notes to consolidated financial statements

                             EZ COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B -- ACQUISITIONS OF RADIO STATIONS

      In March 1995, the Company acquired the assets of stations KBEQ AM/FM Kansas City, Missouri for approximately $7,650,000. The purchase price of the acquisition was funded from borrowings under the Company's former Credit Facility. Concurrently with the execution of the agreement to acquire KBEQ AM/FM, the Company also entered into an option and asset purchase agreement with an unrelated party to acquire station KFKF-FM Kansas City (the "Kansas City Acquisition"). Upon the consummation of the acquisition of KBEQ AM/FM, the Company entered into a Time Brokerage Agreement ("TBA") with the owner of KFKF for them to program and market KBEQ AM/FM. In August 1995, the Company elected to exercise its option to acquire KFKF-FM. The KFKF-FM option and asset purchase agreement provided for an aggregate purchase price of $28,000,000, of which $15,000,000 was paid in connection with the closing of the Kansas City Acquisition, which occurred in January 1996, and $13,000,000 was financed through the Company's issuance of two promissory notes to the seller of the station due in December 1996 and January 1997 (the "Kansas City Notes"). The Kansas City Notes bear interest at 8.49%. The $15,000,000 paid at closing was provided from proceeds from the Company's November 1995 issuance of $150,000,000 of 9.75% Senior Subordinated Notes due 2005 (the "Notes"). It is the Company's intention to use the proceeds from the Notes to retire the Kansas City Notes.

      In March 1996, the Company entered into an agreement to acquire the assets of station KYCW-FM Seattle for $26,000,000. At the same time, the Company began programming and marketing the station pursuant to a TBA. The acquisition is expected to be funded from borrowings under the Company's Credit Facility. The consummation of the acquisition, which is expected in May 1996, is subject to the consent of the Federal Communications Commission.

      The above acquisitions have been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on their fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and broadcast licenses.

      In March 1996, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company agreed to exchange stations WEZB-FM, WRNO-FM and WBYU-AM New Orleans for stations KCIN-FM and KRPM-AM Seattle. At the same time, both parties began programming and marketing the stations pursuant to separate TBA's. The consummation of the exchange, which is expected in the third quarter of 1996, is subject to the consent of the Federal Communications Commission and will be accounted for as a non-monetary exchange of similar productive assets; therefore no gain or loss will be recorded for financial reporting purposes.

      The operating results of the acquisitions of WBYU-AM (which occurred in February 1995) are included in the Company's results of operations since February 1995 and the operating results of the acquisitions of KBEQ AM/FM and KFKF-FM are included in the Company's consolidated results of operations since January 1996. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented, and, after giving effect to certain adjustments, including the elimination of certain expenses, and the inclusion of depreciation and amortization of assets acquired and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or results which may occur in the future (in thousands, except per share data).

                                     Three Months Ended March 31,
                                           1996        1995
                                           ----        ----
                                              (Unaudited)

Net broadcasting revenue                 $19,148     $18,183
Net loss                                  (1,316)       (946)
Loss per common share:
Net loss per common share             $    (0.15)    $ (0.11)

NOTE C -- INCOME TAXES

      In March 1996, the IRS approved the Company's request to change (for tax purposes) its method of accounting for broadcast licenses. This change will allow the Company to recognize certain tax benefits through 2001.


NOTE D -- SUBSEQUENT EVENTS

      In April 1996, the Company entered into an agreement to acquire the assets of stations KEZK-FM and KFNS-AM St. Louis for $48,000,000. At the same time, the Company began programming and marketing the stations pursuant to an TBA. The acquisition will be funded from borrowings under the Company's Credit Facility. The consummation of the acquisition, which is expected in the third quarter of 1996, is subject to the consent of the Federal Communications Commission.


NOTE E -- RECLASSIFICATIONS

      Certain 1995 amounts have been reclassified for comparative purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company's net broadcasting revenue was $19,373,000 for the three months ended March 31, 1996, an increase of 18% from $16,381,000 for the same period in 1995. The increase was attributed to the acquisition of stations KBEQ AM/FM and KFKF-FM Kansas City (which were acquired in January 1996), strong results from KZOK-FM Seattle, KYKY-FM St. Louis, both Charlotte stations, significantly improved results from WIOQ-FM Philadelphia, as well as a continued growth in advertising revenue in all of the Company's markets.

      Broadcast cash flow (defined as station operating income before corporate expenses and depreciation and amortization) was $5,013,000 for the three months ended March 31, 1996, an increase of 18% from $4,249,000 for the three months ended March 31, 1995. The increase was attributed to higher net revenue as well as the inclusion of the results of the acquired stations.

      On a same station basis (pro forma assuming that all acquisitions had occurred at the beginning of 1995), the Company's net revenue increased 5% for the three months ended March 31, 1996. On a same station basis, broadcast cash flow increased 9% for that same period.

      Depreciation and amortization were $2,142,000 for the three months ended March 31, 1996, an increase of 35% from $1,589,000 for the same period in 1995. This increase was primarily attributed to the increase in depreciable and amortizable assets resulting from recent acquisitions of radio stations in New Orleans and Kansas City, as well as costs associated with the Company's November 1995 issuance of $150,000,000 of 9.75% Senior Subordinated Notes due 2005 (the "Notes").

      Interest expense was $4,039,000 and $2,592,000 for the three months ended March 31, 1996 and 1995, respectively. This increase was due to an increase in the aggregate amount of debt outstanding during the respective periods resulting from the acquisitions previously noted and the Notes issuance. The increase is also attributed to a higher weighted average interest rate in 1996.

      The Company reported net losses of $1,369,000 ($0.15 per share) and $593,000 ($0.07 per share) for the three months ended March 31, 1996 and 1995, respectively. The increased net loss and higher net loss per common share in 1996 are principally the result of increased interest expense and depreciation and amortization.

Liquidity and Capital Resources

      The Company's liquidity needs arise from its debt service, working capital and capital expenditure requirements. Historically, the Company has met its liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties with bank borrowings and proceeds from the sale of the Company's securities. Cash flow from operating activities was $7,276,000, and $776,000 for the three months ended March 31, 1996 and 1995. The increase for the three months ended March 31, 1996 was principally the result of higher levels of net revenue, lower levels of receivables from the previous year end, as well as increased accrued interest resulting from the semi-annual interest payment schedule of the Notes.

      During the three months ended March 31, 1996, the Company made net capital expenditures totaling $801,000 compared to $435,000 for the same period in 1995. During 1996, the Company incurred costs of $535,000 to construct a new office and studio facility for its Sacramento properties. The total cost of this project will be approximately $3,400,000 and will be completed in 1996. Total costs incurred to date with respect to this project totaled $1,139,000 at March 31, 1996. The Company expects maintenance capital expenditures for its radio station group to be less than $1,000,000 for the year ended December 31, 1996 and expects to incur acquisition-related capital expenditures totaling approximately $5,500,000 through 1996 to upgrade and/or consolidate its operations in Sacramento, Pittsburgh and Philadelphia.

      Between January 1995 and March 1996, the Company borrowed an aggregate of $15,000,000 under various credit facilities to finance in part the acquisitions of KBEQ AM/FM and WRNO. Net proceeds from the sale of the Notes were used to repay in full all amounts outstanding under the Company's $135,000,000 Credit Facility (the "Former Credit Facility"). Concurrent with the sale of the Notes, the Company entered into a new $125,000,000 Credit Facility, of which there were no amounts outstanding as of March 31, 1996. At March 31, 1996, total long-term debt outstanding was $161,857,000, which consisted of indebtedness related to the Notes as well as the Kansas City Notes. It is the Company's intention to use the proceeds from the Notes to retire the Kansas City Notes. The current maximum borrowing amount available under the Credit Facility is $125,000,000. The Company expects that cash flow from operating activities in fiscal 1996 will be sufficient to fund all debt service costs and capital expenditure requirements. In addition, the Company's Credit Facility permits the Company to incur an additional $50,000,000 of debt as long as the Company remains in compliance with certain covenants after incurring such debt.

      Both the Indenture governing the Notes and the Credit Facility contain certain financial and operational covenants and other restrictions with which the Company must comply, including among others, prohibiting the payment of dividends, limitations on making capital expenditures, incurring additional indebtedness, redeeming or repurchasing capital stock of the Company, restrictions on the use of borrowings, requirements to maintain certain financial ratios and limitations on acquisitions and dispositions of stations in certain circumstances. The Company is in compliance with such covenants and restrictions.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

      On January 31, 1996, EZ New Orleans, Inc. filed an application for the renewal of the license of WEZB-FM in New Orleans, Louisiana with the Federal Communications Commission. A petition to deny the application dated April 25, 1996, has been filed. The petition alleges, among other things, that the licensee has presented indecent and obscene programming and improperly maintained the station's public inspection file; it also contends that the licensee is not qualified to do business in New Orleans. On May 1, 1996, an informal objection was filed against the WEZB (FM) renewal application. The informal objection also alleges that the licensee has presented indecent and obscene programing. The licensee's opposition to the petition to deny is due on May 28, 1996. The licensee will address the concerns set forth in the informal objection at the same time. While the Company cannot predict the outcome of this matter at this time, the Company believes that the petition to deny and the informal objection will not have a material adverse effect on the Company. There can be no assurance, however, that the renewal application will be granted.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders held on April 23, 1996, the shareholders elected the following individuals for one-year terms to the Board of Directors: Arthur Kellar, Alan Box, Woodley A. Allen, C. Barrie Cook, George W. Johnson, John W. King, James R. McKay and Glenn W. Saunders, Jr.

The results of the shareholders' voting on the election of the directors were as follows:

Arthur Kellar                 For:31,354,786  Against 87,800    Abstain 27,785
Alan Box                      For:31,354,786  Against 87,800    Abstain 27,785
Woodley A. Allen              For:31,354,786  Against 87,800    Abstain 27,785
C. Barrie Cook                For:31,354,786  Against 87,800    Abstain 27,785
George W. Johnson *           For:31,354,786  Against 87,800    Abstain 27,785
John W. King                  For:31,354,786  Against 87,800    Abstain 27,785
James R. McKay                For:31,354,786  Against 87,800    Abstain 27,785
Glenn W. Saunders, Jr. *      For:31,354,786  Against 87,800    Abstain 27,785

In addition, the following matters were voted upon by the shareholders of the
Company:

To ratify the appointment of Ernst & Young as independent public accountants for the Company for the fiscal year ending December 31, 1996.

                                 Votes
- - -------------------------------------------------------------------------------
           For                   Against                 Abstain
           ---                   -------                 -------
       31,457,146                  100                   12,500

* In accordance with the Company's Articles of Incorporation, the holders of Class A Common Stock, exclusive of all other shareholders, are entitled to elect two of the Company's directors. Directors identified by an asterisk are Class A nominees.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed herewith:

Exhibit
Number                                    Exhibit Title
- - ------                                    -------------

2.01        --    Asset  Purchase  Agreement  dated  February  21, 1992 by and
                  between   Professional   Broadcasting,    Incorporated,    a
                  wholly-owned   subsidiary  of  the  Company   ("PBI"),   and
                  Sundance Broadcasting of Wisconsin, Inc. (Phoenix sale)(2)

Exhibit
Number                                    Exhibit Title
- - ------                                    -------------

2.02        --    Asset Purchase  Agreement  dated April 29, 1992 by and among
                  PBI and Phalen & Associates, Inc. (Jacksonville sale)(2)

2.03        --    Asset Exchange  Agreement dated October 15, 1992 between the
                  Company and WSOC Radio, Inc. (Miami/Charlotte Exchange)(2)

2.04 -- Asset Sale Agreement dated June 30, 1989 by and between PBI and Americom Las Vegas (Las Vegas sale)(2)

2.05        --    Asset  Purchase and Sale  Agreement  dated October 27, 1993, by and between KYLO Radio,  Inc., the Company and Syndicated
                  Communications   Venture  Partners  II,  L.P.   relating  to
                  KQBR-FM, Davis, California (Sacramento Sale)(8)

3.01        --    The Company's Amended and Restated Articles(2)

3.02        --    The Company's Amended and Restated Bylaws(2)

4.01        --    Revised specimen certificate for Class A Common Stock(2)

4.02        --    Revised specimen certificate for Class B Common Stock(2)

4.03        --    Indenture,  dated  as  of  November  1,  1986,  between  the
                  Company and Crestar Bank, as successor Trustee(2)

4.04        --    Indenture,  dated  as of  November  21,  1995,  between  the
                  Company  and  State  Street  Bank  and  Trust  Company,   as
                  Trustee(15)

10.01       --    1993 Equity Incentive Plan of the Company(2)

10.02       --    Form of Stock Option Agreement of the Company(3)

10.03       --    Form of Stock Option Exercise Agreement of the Company(3)

10.04       --    The Company's Savings and Security Plan(2)

10.05       --    Credit  Agreement,  dated as of July 29,  1992,  between the
                  Company,   PBI,   The   Chase   Manhattan   Bank   (National
                  Association),  The  Bank of  California,  N.A.  and  Society
                  National Bank, as amended (the "1992 Credit Facility")(2)

10.06       --    Stock Purchase  Agreement dated October 9, 1992 by and among
                  PBI,  Miklos  Benedek  and  KYLO  Radio,  Inc.   (Sacramento
                  purchase)(9)

10.07       --    Time Brokerage  Agreement dated as of January 1, 1993 by and between the Company,  as Time Broker,  Pittsburgh  Partners,
                  L.P.,  as Licensee,  and  Signature  Broadcasting  Partners,
                  L.P., as Guarantor, relating to the broadcast time of WMXP-FM, Pittsburgh, Pennsylvania (Pittsburgh LMA)(2)

10.08       --    Asset Purchase  Agreement dated as of January 1, 1993 by and among the Company,  Pittsburgh Partners,  L.P. and Signature
                  Broadcasting Partners, Ltd (Pittsburgh purchase)(10)

Exhibit
Number                                    Exhibit Title
- - ------                                    -------------

10.10       --    Employment  Agreement  between  the  Company  and  Arthur C.
                  Kellar  dated as of June 8,  1993  (the  "Kellar  Employment
                  Agreement")(2)

10.11       --    Employment  Agreement  between  the  Company and Alan L. Box dated as of June 8, 1993 (the "Box Employment Agreement)(2)

10.12       --    Form of  Indemnity  Agreement  entered  into by the  Company with each of its directors and executive officers(2)

10.13       --    Amendment  No.  3,  dated as of July 12,  1993,  to the 1992
                  Credit Facility(2)

10.14       --    Amendment  No. 4, dated as of August 10,  1993,  to the 1992
                  Credit Facility(2)

10.15       --    Asset Purchase  Agreement  dated  September 29, 1993, by and between PBI and Pacific and Southern Company, Inc. relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St. Louis purchase)(4)

10.16       --    Local  Marketing  Agreement dated September 29, 1993, by and between PBI and Pacific and Southern Company, Inc. relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St. Louis
                  LMA)(4)

10.17       --    Agreement of Sale dated  October 4, 1993, by and between PBI and  Nationwide  Communications  Inc.  relating  to KNCI-FM,
                  Sacramento, California (Sacramento purchase)(4)

10.18       --    Sales and Services  Agreement  dated October 4, 1993, by and between PBI and Nationwide  Communications  Inc. relating to
                  KNCI-FM,   Sacramento,   California   (Sacramento   services
                  agreement)(4)

10.20       --    Time  Brokerage  Agreement  dated  November 10, 1993, by and between  KYLO  Radio,  Inc.  and  Syndicated  Communications
                  Venture  Partners  II,  L.P.  relating  to  KQBR-FM,  Davis,
                  California (Sacramento LMA)(4)

10.21       --    Amendment  No. 5, dated as of December 17, 1993, to the 1992
                  Credit Facility(5)

10.22       --    Asset Purchase  Agreement dated April 7, 1994 by and between
                  PBI and CLG Media,  Inc.  of Seattle,  and CLG Media,  Inc.,
                  relating   to   KZOK-FM,   Seattle,    Washington   (Seattle
                  purchase)(6)

10.23       --    Amendment  No. 6,  dated as of April 12,  1994,  to the 1992
                  Credit Facility(6)

10.24       --    Amendment  No. 7,  dated as of April 20,  1994,  to the 1992
                  Credit Facility(6)

10.25       --    Asset  purchase  agreement  dated as of May 6, 1994,  by and
                  between  PBI  and  Tak  Communications,   Inc.  relating  to
                  WUSL-FM,   Philadelphia,   Pennsylvania,  and  WTPX-FM,  Ft.
                  Lauderdale, Florida(6)

10.26       --    Time  Brokerage  Agreement  dated as of May 6, 1994,  by and between PBI, as Broker,  and Tak  Communications,  Inc.,  as
                  Debtor-in-Possession ("Licensee")

Exhibit
Number                                    Exhibit Title
- - ------                                    -------------

                  relating to the broadcast time of WUSL-FM, Philadelphia, Pennsylvania (Philadelphia LMA)(6)

10.27       --    Time  Brokerage  Agreement  dated as of May 6, 1994,  by and between PBI, as Broker,  and Tak  Communications,  Inc.,  as
                  Debtor-in-Possession ("Licensee") relating to the broadcast time of WTPX-FM, Miami, Florida (Miami LMA)(6)

10.28       --    Asset Purchase  Agreement dated as of August 2, 1994, by and between  PBI  and  the  Seventies  Broadcasting  Corporation
                  relating  to  WTPX-FM,   Miami/Ft.   Lauderdale   (Miami/Ft.
                  Lauderdale sale)(1)

10.29       --    Amendment  No.8,  dated as of  August 9,  1994,  to the 1992
                  Credit Facility(11)

10.30       --    Credit Agreement,  dated as of October 11, 1994, between the
                  Company,  the Subsidiary  Guarantors and The Chase Manhattan
                  Bank (National Association), individually and as agent for other banks (the "1994 Credit Facility")(12)

10.31       --    Asset Purchase  Agreement  dated as of November 28, 1994, by and between PBI and Radio Vanderbilt, Inc. relating to WBYU-AM, New Orleans, Louisiana (WBYU purchase)(13)

10.32       --    Amendment  No. 1, dated as of December 15, 1994, to the 1994
                  Credit Facility(13)

10.33       --    Asset Purchase  Agreement  dated as of December 19, 1994, by
                  and  between  PBI  and  Radio  WRNO-FM,   Inc.  relating  to
                  WRNO-FM, New Orleans, Louisiana (WRNO purchase)(13)

10.34       --    Local Marketing  Agreement dated as of December 19, 1994, by
                  and  between  PBI  and  Radio  WRNO-FM,   Inc.  relating  to
                  WRNO-FM, New Orleans, Louisiana (WRNO LMA)(13)

10.35       --    Asset  Purchase  Agreement  dated as of January 6, 1995,  by and among  PBI and Noble  Broadcast  of  Kansas  City,  Inc.
                  relating  to  KBEQ  AM/FM,   Kansas  City,   Missouri  (KBEQ
                  Purchase)(13)

10.36       --    Option and Asset Purchase  Agreement  dated as of January 6,
                  1995,   by  and  among  PBI  and  the   Company,   and  KFKF
                  Broadcasting,   Inc.  and  Intracoastal  Broadcasting,  Inc.
                  relating   to   KFKF-FM,   Kansas   City,   Missouri   (KFKF
                  purchase)(13)

10.37       --    Time Brokerage  Agreement dated as of March 10, 1995, by and between  PBI and KFKF  Broadcasting,  Inc.  relating to KBEQ
                  AM/FM (Kansas City LMA)(13)

10.38       --    KFKF Option  Agreement  dated as of January 6, 1995,  by and
                  among  PBI,  the  Company,   KFKF  Broadcasting,   Inc.  and
                  Intracoastal Broadcasting, Inc. as amended (KFKF Option)(14)

10.39       --    Amendment  No.1,  dated as of June 1,  1995,  to the  Kellar
                  Employment Agreement(14)

Exhibit
Number                                    Exhibit Title
- - ------                                    -------------

10.40       --    Amendment  No.1,  dated  as of  June  1,  1995,  to the  Box
                  Employment Agreement(14)

10.41       --    Credit  Agreement,  dated as of November 20,  1995,  between
                  the  Company,  the  Subsidiary   Guarantors  and  the  Chase
                  Manhattan Bank (National Association), individually and as agent for other banks (the "1995 Credit Facility")(15)

10.42       --    Asset  Purchase  Agreement,  dated as of February 7, 1996 by and between PBI and Infinity Broadcasting Corporation of Washington relating to KYCW-FM (KYCW purchase)(15)

10.43       --    Amended and Restated Asset Purchase  Agreement,  dated as of
                  March  15,   1996,   by  and   between   PBI  and   Infinity
                  Broadcasting    Corporation   of   Washington   related   to
                  KYCW-FM(15)

10.44       --    Asset  Exchange  Agreement,  dates as of March 31, 1996,  by and  between  PBI  and EZ New  Orleans,  Inc.  and  Heritage
                  Media, Inc. ("HMI") relating to WEZB-FM,  WRNO-FM,  WBYU-AM,
                  KCIN-FM and KRPM-AM (the New Orleans/Seattle Exchange) *

10.45       --    Time  Brokerage  Agreement,  dated as of March 18, 1996,  by and between EZ New Orleans, Inc. and HMI relating to WEZB-FM, WRNO-FM and WBYU-AM (the New Orleans TBA) *

10.46       --    Time  Brokerage  Agreement,  dated as of March 18, 1996,  by and  between  HMI and PBI  relating  to KCIN-FM  and KRPM-AM
                  (the KCIN/KRPM TBA) *

10.47       --    Asset Purchase Agreement,  dated as of April 5, 1996, by and among Par Broadcasting  Company,  Inc. and PBI,  relating to
                  KEZK-FM and KFNS-AM, St. Louis (KEZK purchase) *

10.48       --    Time  Brokerage  Agreement,  dated as April 5, 1996,  by and between PBI and Par Broadcasting Company,  Inc., relating to
                  KEZK-FM and KFNS-AM, St. Louis (KEZK TBA) *

19.02       --    The Company's 1993 Annual Report to Shareholders(7)

19.03       --    The  Company's  Proxy  Statement  dated  March 31,  1995 and filed with the Securities  and Exchange  Commission on March
                  31, 1995(13)

19.04       --    The Company's 1994 Annual Report to Shareholders(13)

19.05       --    The  Company's  Proxy  Statement  dated  March 29,  1996 and filed with the Securities  and Exchange  Commission on March
                  29, 1996(15)

19.06       --    The Company's 1995 Annual Report to Shareholders(15)

23.01       --    Consent of Ernst & Young LLP, Independent Auditors(15)

24.01       --    Powers of Attorney
*  Filed herewith.

(1) Incorporated by reference to similarly numbered exhibit in the Company's Registration Statement on Form S-1 (File No. 33-82392) originally filed with the Securities and Exchange Commission on August 3, 1994.

(2) Incorporated by reference to similarly numbered exhibit in the Company's Registration Statement on Form S-1 (File No. 33-64226) originally filed with the Securities and Exchange Commission on June 10, 1993, as amended ("1993 S-1").

(3) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended June 30, 1993 (File No. 0-16265) originally filed with the Securities and Exchange Commission on September 17, 1993, as amended.

(4) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended September 30, 1993 (File No. 0-16265) originally filed with the Securities and Exchange Commission on November 15, 1993, as amended.

(5) Incorporated by reference to similarly numbered exhibit in the Company's Form 8-K as of February 10, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on February 25, 1994.

(6) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended March 31, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on May 13, 1994.

(7) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-K as of December 31, 1993 (File No. 0-16265) originally filed with the Securities and Exchange Commission on March 31, 1994.

(8) Incorporated by reference to Exhibit 10.19 in the September 30, 1993 Form 10-Q.

(9)   Incorporated by reference to Exhibit 2.05 in the 1993 S-1.

(10)  Incorporated by reference to Exhibit 2.06 in the 1993 S-1.

(11) Incorporated by reference to similarly numbered exhibit in the Company's Form 8-K as of August 23, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on September 2, 1994.

(12) Incorporated by reference to similarly numbered exhibit in the Company's Form 8-K as of October 12, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on October 27, 1994.

(13) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-K as of December 31, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on March 31, 1995.

(14) Incorporated by reference to Exhibit 2.01 in the Company's Registration Statement on Form S-3 (File No. 33-98450) originally filed with the Securities and Exchange Commission on October 20, 1995, as amended ("1995 S-3").

(15) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-K as of December 31, 1995 (File No. 0-16265) originally filed with the Securities and Exchange Commission on March 29, 1996.

      (b)  Reports on Form 8-K filed in the first quarter of 1996
	       Form 8-K dated January 2, 1996
      	         Item 2. Acquisition or Disposition of Assets. Acquisition of KFKF-FM.
                 Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. Acquisition of KFKF-FM.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      May 15, 1996                     EZ COMMUNICATIONS, INC.

                                             By: /S/ Ronald H. Peele, Jr.
                                                 --------------------------
                                                 Ronald H. Peele, Jr.
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer