Form 10-Q/A
period 1996-03-31
EZ COMMUNICATIONS INC /VA/
filed 1996-06-11
CIK 802896

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  ----------

                                  FORM 10-Q/A

         (Mark One)
         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1996

                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           YES   *         NO
                               -----          -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                         OUTSTANDING AT
     CLASS OF COMMON STOCK                               APRIL 30, 1996
     ---------------------                               ---------------
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


Dated:  May 15, 1996                   EZ COMMUNICATIONS, INC.



                                       By:     Ronald H. Peele, Jr.
                                          ------------------------------
                                          Ronald H. Peele, Jr.
                                          Chief Financial Officer and
                                          Chief Accounting Officer