Form 10QSB
period 1996-06-30
EZ COMMUNICATIONS INC /VA/
filed 1996-08-14
CIK 802896

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1996

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

                      YES   *                             NO
                          ----                                ----
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
        Class of Common Stock                             July 31, 1996
        ---------------------                             ---------------
        Class A Common Stock, $.01 par value per share    6,422,824 shares
        Class B Common Stock, $.01 par value per share    2,677,897 shares

                             EZ COMMUNICATIONS, INC.

                                      INDEX

Part I - Financial Information                                                 Page
- - ------------------------------                                                 ----

Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets at

                 June 30, 1996 and December 31, 1995                            3-4

                 Condensed Consolidated Statements of Operations for the
                 Three Months and Six Months Ended June 30, 1996 and 1995         5

                 Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1996 and 1995                          6

                 Notes to Condensed Consolidated Financial Statements           7-9

Item 2.        Management's Discussion and Analysis of

               Financial Condition and Results of Operations                  10-12

Part II - Other Information
- - ---------------------------

Item 1.        Legal Proceedings                                                 13

Item 5.        Other Information                                                 13

Item 6.        Exhibits and Reports on Form 8-K                               14-22

Signatures                                                                       23
- - ----------
Exhibit Index


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             EZ COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)


                                                            (UNAUDITED)
                                                             JUNE 30,     December 31,
ASSETS                                                        1996           1995
- - ---------------------------------------------------------- ------------- --------------

CURRENT ASSETS

  Cash                                                           $2,676        $33,275
  Accounts receivable, less allowance of $841 at June
  30, 1996                                                       21,103         16,678
     and $772 at December 31, 1995

  Trade receivables - barter                                      1,586            933
  Prepaid expenses and other current assets                       7,815          4,327
                                                           ------------- --------------
                                     TOTAL CURRENT ASSETS        33,180         55,213

PROPERTY, PLANT AND EQUIPMENT

   Land                                                           1,448          1,451
  Buildings and improvements                                      8,941          8,710
  Broadcast equipment                                            24,149         21,032
  Furniture and other equipment                                   8,850          9,936
  Construction in progress                                        2,077            249
                                                           ------------- --------------
                                                                 45,465         41,378

  Less accumulated depreciation                                  20,570         21,456
                                                           ------------- --------------
                                                                 24,895         19,922

INTANGIBLE ASSETS

   Goodwill and broadcast licenses                              183,134        132,730
   Purchased contracts and other                                  5,937          6,280
                                                           ------------- --------------
                                                                189,071        139,010

   Less accumulated amortization                                 17,003         15,896
                                                           ------------- --------------
                                                                172,068        123,114

OTHER ASSETS                                                      6,695          7,007
                                                           ------------- --------------




                                                               $236,838       $205,256
                                                           ============= ==============





See notes to condensed consolidated financial statements

                             EZ COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)


                                                           (UNAUDITED)
                                                            JUNE 30,     December 31,

LIABILITIES AND SHAREHOLDERS' EQUITY                          1996           1995
- - ---------------------------------------------------------- -------------- -------------

CURRENT LIABILITIES

   Accounts payable                                               $3,457        $1,537
   Accrued expenses                                                1,571         2,144
   Accrued interest                                                2,156         1,643
   Deferred income                                                 1,699         1,203
   Other current liabilities                                         657           653
                                                           -------------- -------------
                                TOTAL CURRENT LIABILITIES          9,540         7,180

LONG-TERM DEBT, LESS CURRENT PORTION                             177,387       148,833

DEFERRED INCOME TAXES                                              7,880         7,944

OTHER LIABILITIES                                                     16            16

SHAREHOLDERS' EQUITY

   Preferred stock, no par value, authorized 1,000,000 shares, no shares issued and outstanding
   Class A Common stock, par value $.01 per share, authorized

      25,000,000 shares, issued and outstanding                       64            64
   6,422,824 shares

      at June 30, 1996 and 6,378,824 shares at December 31, 1995 Class B Common stock, par value $.01 per share,

   authorized                                                         27            27
      5,000,000 shares, issued and outstanding 2,677,897
   shares

   Additional paid-in capital                                     38,765        38,194
   Retained earnings                                               3,159         2,998
                                                           -------------- -------------
                                                                  42,015        41,283
                                                           -------------- -------------
                                                                $236,838      $205,256

                                                           ============== =============




 See notes to condensed consolidated financial statements

                             EZ COMMUNICATIONS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except per share data)

(UNAUDITED)

                                                Three months                Six months
                                               ended June 30,             ended June 30,

                                             -------------------        -------------------
                                              1996      1995             1996      1995
- - -------------------------------------------- --------- --------- ------ --------- ---------
REVENUE


    Gross broadcasting revenue                $32,131   $25,157          $54,288   $43,861
    Less: agency commissions                    4,153     3,174            6,937     5,497
                                             --------- ---------        --------- ---------
    Net broadcasting revenue                   27,978    21,983           47,351    38,364
BROADCASTING EXPENSES                          17,841    14,026           32,201    26,158
                                             --------- ---------        --------- ---------
  STATION OPERATING INCOME BEFORE CORPORATE
    EXPENSES, DEPRECIATION AND AMORTIZATION

                                               10,137     7,957           15,150    12,206
Corporate expenses                                913       893            1,826     1,820
Depreciation and amortization                   2,150     1,688            4,292     3,277
                                             --------- ---------        --------- ---------
                           OPERATING INCOME     7,074     5,376            9,032     7,109
OTHER INCOME (EXPENSES)

    Interest expense                          (5,595)   (2,751)          (9,634)   (5,343)
    Other income and expenses, net              (190)      (79)             (41)     (278)
                                             --------- ---------        --------- ---------
                                              (5,785)   (2,830)          (9,675)   (5,621)

                 INCOME (LOSS) BEFORE TAXES     1,289     2,546            (643)     1,488
Federal and state income tax (benefit)          (241)     1,119            (804)       654
expense

                                             --------- ---------        --------- ---------

                                 NET INCOME    $1,530    $1,427             $161      $834
                                             ========= =========        ========= =========

                NET INCOME PER COMMON SHARE     $0.17     $0.16            $0.02     $0.09
                                             ========= =========        ========= =========

Weighted average common shares outstanding      9,091     9,025            9,074     9,004
                                             ========= =========        ========= =========






See notes to condensed consolidated financial statements.

                             EZ COMMUNICATIONS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

(UNAUDITED)

                                                            Six months ended June 30,
                                                              1996           1995

- - ---------------------------------------------------------- ------------- --------------
OPERATING ACTIVITIES
  Net income                                                       $161           $834
  Adjustments to reconcile net income to net cash (used
in)

    provided by operating activities:

      Depreciation and amortization                               4,292          3,277
      Other charges not affecting cash                              350            534
      Net changes in operating assets and liabilities           (6,620)        (4,288)
                                                           ------------- --------------
                           NET CASH (USED IN) PROVIDED BY

                                     OPERATING ACTIVITIES       (1,817)            357
INVESTING ACTIVITIES

  Proceeds from sale of radio station                                           21,250
  Purchases of radio stations                                  (54,000)       (16,250)
  Purchases of property, plant and equipment, net               (2,113)        (1,008)
  Proceeds from notes receivable                                                 3,004
  Other, net                                                    (1,241)          (371)
                                                           ------------- --------------
                           NET CASH (USED IN) PROVIDED BY

                                     INVESTING ACTIVITIES      (57,354)          6,625
FINANCING ACTIVITIES

  Issuance of notes payable                                      16,800
  Repayments of notes payable                                   (3,800)
  Proceeds from long-term debt                                   17,500         20,000
  Principal payments on long-term debt                          (2,500)       (29,225)
  Proceeds from the exercise of employee stock options              572          1,053
                                                           ------------- --------------
                           NET CASH PROVIDED BY (USED IN)

                                     FINANCING ACTIVITIES        28,572        (8,172)

                                                           ------------- --------------

                                         DECREASE IN CASH      (30,599)        (1,190)
                              CASH AT BEGINNING OF PERIOD        33,275          2,723

                                                           ------------- --------------
                                    CASH AT END OF PERIOD        $2,676         $1,533

                                                           ============= ==============



See notes to condensed consolidated financial statements

                             EZ COMMUNICATIONS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1995.

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

        In March 1996, the Company entered into an agreement to acquire the assets of station KYCW-FM Seattle for $26,000,000. At the same time, the Company began programming and marketing the station pursuant to a TBA. The purchase price of the acquisition, which was consummated in May 1996, was funded from borrowings under the Company's Credit Facility.

        In April 1996, the Company entered into an agreement to acquire the assets of stations KEZK-FM and KFNS-AM St. Louis for $48,000,000. At the same time, the Company began programming and marketing the stations pursuant to a TBA. The purchase price of the acquisition, which was consummated in July 1996, was funded from borrowings under the Company's Credit Facility.

        The above acquisitions have been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on their fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and broadcast licenses.

        In March 1996, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company agreed to exchange stations WEZB-FM, WRNO-FM and WBYU-AM New Orleans for stations KBKS-FM (formerly KCIN-FM) and KRPM-AM Seattle. At the same time, both parties began programming and marketing the stations pursuant to separate TBA's. The consummation of the exchange, which is expected in late 1996, is subject to the consent of the Federal Communications Commission and will be accounted for as a non-monetary exchange of similar productive assets; therefore no gain or loss will be recorded for financial reporting purposes.

        The operating results of the acquisitions of WBYU-AM, KBEQ AM/FM/KFKF-FM, KYCW-FM, KBKS-FM and KEZK-FM/KFNS-AM are included in the Company's consolidated results of operations since February 1995, January 1996, March 1996, March 1996, and April 1996, respectively. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented, and, after giving effect to certain adjustments, including the elimination of certain expenses, and the inclusion of depreciation and amortization of assets acquired and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or results which may occur in the future (in thousands, except per share data).

                                                  Six Months Ended June 30,
                                                  ------------------------
                                                    1996           1995
                                                    ----           ----
                                                        (Unaudited)

Net broadcasting revenue                           $49,399       $48,030
Net loss                                            (2,025)         (992)
Loss per common share:

Net loss per common share                       $    (0.22)   $    (0.11)


NOTE C -- INCOME TAXES

        In March 1996, the IRS approved the Company's request to change (for tax purposes) its method of accounting for broadcast licenses. This change will allow the Company to recognize certain tax benefits through 2001.

NOTE D -- RECLASSIFICATIONS

        Certain 1995 amounts have been reclassified for comparative purposes.

ITEM    2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Results of Operations

        The Company's net broadcasting revenue was $27,978,000 for the three months ended June 30, 1996, an increase of 27% from $21,983,000 for the same period in 1995. Net broadcasting revenue was $47,351,000 for the six months ended June 30, 1996, an increase of 23% from $38,364,000 for the same period in 1995. The increase was attributed to the acquisition of stations KBEQ
AM/FM and KFKF-FM Kansas City (which were acquired in January 1996), stations KYCW-FM and KBKS AM/FM Seattle (which the Company began programming and marketing pursuant to Local Marketing Agreements "LMAs" in March 1996) and to stations KEZK-FM and KFNS-AM St. Louis (which the Company began programming and marketing pursuant to and LMA in April 1996). In addition, the Company attributes its growth to excellent results from KZOK-FM Seattle, both of its Charlotte properties, both of its Philadelphia properties and to the continued growth in advertising revenue in each of the Company's markets.

        Broadcast cash flow (defined as station operating income before corporate expenses and depreciation and amortization) was $10,137,000 for the three months ended June 30, 1996, an increase of 27% from $7,957,000 for the three months ended June 30, 1995. Broadcast cash flow was $15,150,000 for the six months ended June 30, 1996, an increase of 24% from $12,206,000 for the six months ended June 30, 1995. The increases were attributed to the factors affecting net revenue previously noted. Second quarter increases in broadcast cash flow have been negatively impacted by a higher level of promotional spending related to the format change of station KBKS-FM Seattle.

        On a same station basis (pro forma assuming that all acquisitions had occurred at the beginning of 1995), the Company's net revenue increased 2% and 7% for the three months and the six months ended June 30, 1996, respectively. On a same station basis, broadcast cash flow increased 1% and 5%, respectively, for those same periods.

        Corporate expenses were $913,000 for the three months ended June 30, 1996, an increase of 2% for the same period in 1995. Corporate expenses were $1,826,000 for the six months ended June 30, 1996, consistent with the same period in 1995.

        Depreciation and amortization were $2,150,000 for the three months ended June 30, 1996, an increase of 27% from $1,688,000 for the same period in 1995. Depreciation and amortization expense was $4,292,000 for the six months ended June 30, 1996, an increase of 31% from $3,277,000 for the same period in 1995. This increase was primarily attributed to the increase in depreciable and amortizable assets resulting from recent acquisitions of radio stations in New Orleans, Kansas City and Seattle, as well as costs associated with the Company's November 1995 issuance of $150,000,000 of 9.75% Senior Subordinated Notes due 2005 (the "Notes").

        Interest expense was $5,595,000 and $2,751,000 for the three months ended June 30, 1996 and 1995, respectively. Interest expense was $9,634,000 for the six months ended June 30, 1996, an increase of 80% from $5,343,000 for the six months ended June 30, 1995. This increase was due to an increase in the aggregate amount of debt outstanding during the respective periods resulting from the acquisitions previously noted and the Notes issuance. The increase is also attributed to a higher weighted average interest rate in 1996.

        The Company reported net income of $1,530,000 ($0.17 per share) and $1,427,000 ($0.16 per share) for the three months ended June 30, 1996 and 1995, respectively. The Company reported net income of $161,000 ($0.02 per share) and $834,000 ($0.09 per share) for the six months ended June 30, 1996 and 1995, respectively. The increase in net income for the second quarter of 1996 and the decrease in net income for the six months ended June 30, 1996, were the result of higher broadcast cash flow and a tax benefit resulting from a favorable IRS ruling, which were mitigated by higher depreciation, amortization and interest expense resulting from the Company's recent station acquisitions in Kansas City and Seattle and the issuance of the Notes.

Liquidity and Capital Resources

        The Company's liquidity needs arise from its debt service, working capital and capital expenditure requirements. Historically, the Company has met its liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties with bank borrowings and proceeds from the sale of the Company's securities. Cash flow used in operating activities was $1,817,000 for the six months ended June 30, 1996. Cash flow provided by operating activities was $357,000 for the same period in 1995. The decrease for the six months ended June 30, 1996 was principally the result of higher levels of receivables, caused by higher net revenue, increased prepaid expenses resulting from acquisition deposits, partially offset by increased accounts payable and accrued interest.

        During the six months ended June 30, 1996, the Company made net capital expenditures totaling $2,113,000 compared to $1,008,000 for the same period in 1995. During 1996, the Company incurred costs of $1,439,000 to construct a new office and studio facility for its Sacramento properties. The total cost of this project will be approximately $3,400,000 and will be completed in the third quarter of 1996. Total costs incurred to date with respect to this project totaled $2,107,000 at June 30, 1996. The Company expects maintenance capital expenditures for its radio station group to be less than $1,000,000 for the year ended December 31, 1996 and expects to incur additional acquisition-related capital expenditures totaling approximately $3,500,000 through 1997 to upgrade and/or consolidate its operations in Sacramento, Pittsburgh and Philadelphia.

        Between January 1995 and June 1996, the Company borrowed an aggregate of $32,500,000 under various credit facilities to finance in part the acquisitions of KBEQ AM/FM, WRNO and KYCW. Net proceeds from the sale of the Notes were used to repay in full all amounts outstanding under the Company's $135,000,000 Credit Facility (the "Former Credit Facility"). Concurrent with the sale of the Notes, the Company entered into a new $125,000,000 Credit Facility, of which $15,500,000 was outstanding as of June 30, 1996. At June 30, 1996, total long-term debt outstanding was $177,387,000, which consisted of indebtedness related to the Notes, amounts outstanding under the Credit Facility, as well as the Kansas City Notes.
The current maximum borrowing amount available under the Credit Facility is $109,500,000. The Company expects that cash flow from operating activities in fiscal 1996 will be sufficient to fund all debt service costs and capital expenditure requirements. In addition, the Company's Credit Facility permits the Company to incur an additional $50,000,000 of debt as long as the Company remains in compliance with certain covenants after incurring such debt.

        Both the Indenture governing the Notes and the Credit Facility contain certain financial and operational covenants and other restrictions with which the Company must comply, including among others, restrictions on the payment of dividends, limitations on making capital expenditures, incurring additional indebtedness, redeeming or repurchasing capital stock of the Company, restrictions on the use of borrowings, requirements to maintain certain financial ratios and limitations on acquisitions and dispositions of stations in certain circumstances. The Company is in compliance with such covenants and restrictions.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        On January 31, 1996, EZ New Orleans, Inc. filed an application for the renewal of the license of WEZB-FM in New Orleans, Louisiana with the Federal Communications Commission. A petition to deny the application dated April 25, 1996, has been filed. The petition alleges, among other things, that the licensee has presented indecent and obscene programming and improperly maintained the station's public inspection file; it also contends that the licensee is not qualified to do business in New Orleans. On May 1, 1996, an informal objection was filed against the WEZB-FM renewal application. The informal objection also alleges that the licensee has presented indecent and obscene programming. The licensee's opposition to the petition to deny is due May 28, 1996. The licensee will address the concerns set forth in the informal objection at the same time. While the Company cannot predict the outcome of this matter at this time, the Company believes that the petition to deny and the informal objection will not have a material adverse effect on the Company. There can be no assurance, however, that the renewal application will be granted.

ITEM 5.        OTHER INFORMATION.

        The Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 5, 1996, with American Radio Systems Corporation, a Delaware corporation ("American"), pursuant to which the Company proposes to merge with and into American, with American as the surviving corporation. Pursuant to the merger, each outstanding share of EZ Common Stock will be exchanged for 0.9 shares of American Class A Common Stock and $11.75 cash consideration. Consummation of the merger is conditioned upon, among other things, receipt of the approval of the shareholders of the Company and American and the approval of governmental authorities. The Company anticipates that the closing of the merger will take place during the first or second quarter of fiscal 1997. A copy of the Merger Agreement is attached as Exhibit 2.06 to this Form 10-Q.

        In connection with the proposed merger, two of the Company's principal shareholders, Arthur Kellar, Chairman of the Company, and Alan Box, President and Chief Executive Officer of the Company, entered into a voting agreement (the "EZ Voting Agreement"), dated as of August 5, 1996, with American, pursuant to which Messrs. Kellar and Box have each agreed to vote the outstanding shares of EZ Common Stock held by him in favor of the merger at the meeting of EZ shareholders to be held for such purpose. A copy of the EZ Voting Agreement is attached as Exhibit 10.49 to this Form 10-Q. In addition, the Company entered into a voting agreement (the "American Voting Agreement"), dated as of August 5, 1996, with two of American's principal shareholders, Steven B. Dodge and Thomas H. Stoner, pursuant to which Messrs. Dodge and Stoner have each agreed to vote the outstanding shares of American Common Stock held by him in favor of the merger at the meeting of American shareholders to be held for such purpose. A copy of the American Voting Agreement is attached as Exhibit
10.50 to this Form 10-Q.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

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

2.02        --     Asset Purchase Agreement dated April 29, 1992 by and among
                   PBI and Phalen & Associates, Inc. (Jacksonville sale)(2)

2.03        --     Asset Exchange Agreement dated October 15, 1992 between the
                   Company and WSOC Radio, Inc. (Miami/Charlotte Exchange)(2)

2.04        --     Asset Sale Agreement dated June 30, 1989 by and between PBI and Americom Las Vegas (Las Vegas sale)(2)

2.05        --     Asset Purchase and Sale Agreement dated October 27, 1993, by and between KYLO Radio, Inc., the Company and Syndicated
                   Communications Venture Partners II, L.P. relating to KQBR-FM,
                   Davis, California (Sacramento Sale)(8)

2.06        --     Agreement and Plan of Merger, dated as of August 5, 1996, by and between the Company and American Radio Systems
                   Corporation*

3.01        --     The Company's Amended and Restated Articles of
                   Incorporation(2)

3.02        --     The Company's Amended and Restated Bylaws(2)

4.01        --     Revised specimen certificate for Class A Common Stock(2)

4.02        --     Revised specimen certificate for Class B Common Stock(2)

4.03        --     Indenture, dated as of November 1, 1986, between the Company and Crestar Bank, as successor Trustee(2)

Exhibit
Number                               Exhibit Title
- - -------                              -------------

4.04        --   Indenture, dated as of November 21, 1995, between the
                 Company and State Street Bank and Trust Company, as
                 Trustee(15)

10.01       --   1993 Equity Incentive Plan of the Company(2)

10.02       --   Form of Stock Option Agreement of the Company(3)

10.03       --   Form of Stock Option Exercise Agreement of the Company(3)

10.04       --   The Company's Savings and Security Plan(2)

10.05       --   Credit Agreement, dated as of July 29, 1992, between the
                 Company, PBI, The Chase Manhattan Bank (National
                 Association), The Bank of California, N.A. and Society
                 National Bank, as amended (the "1992 Credit Facility")(2)

10.06       --   Stock Purchase Agreement dated October 9, 1992 by and
                 among PBI, Miklos Benedek and KYLO Radio, Inc. (Sacramento purchase)(9)

10.07       --   Time Brokerage Agreement dated as of January 1, 1993 by
                 and between the Company, as Time Broker, Pittsburgh
                 Partners, L.P., as Licensee, and Signature Broadcasting
                 Partners, L.P., as Guarantor, relating to the broadcast time of WMXP-FM, Pittsburgh, Pennsylvania (Pittsburgh LMA)(2)

10.08       --   Asset Purchase Agreement dated as of January 1, 1993 by
                 and among the Company, Pittsburgh Partners, L.P. and Signature Broadcasting Partners, Ltd (Pittsburgh purchase)(10)

10.10       --   Employment Agreement between the Company and Arthur C.
                 Kellar dated as of June 8, 1993 (the "Kellar Employment
                 Agreement")(2)

10.11       --   Employment Agreement between the Company and Alan L. Box
                 dated as of June 8, 1993 (the "Box Employment Agreement)(2)

10.12       --   Form of Indemnity Agreement entered into by the Company
                 with each of its directors and executive officers(2)

10.13       --   Amendment No. 3, dated as of July 12, 1993, to the 1992
                 Credit Facility(2)

Exhibit
Number                               Exhibit Title
- - ------                               -------------

10.14       --   Amendment No. 4, dated as of August 10, 1993, to the 1992
                 Credit Facility(2)

10.15       --   Asset Purchase Agreement dated September 29, 1993, by and
                 between PBI and Pacific and Southern Company, Inc. relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St. Louis purchase)(4)

10.16       --   Local Marketing Agreement dated September 29, 1993, by
                 and between PBI and Pacific and Southern Company, Inc.
                 relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St.
                 Louis LMA)(4)

10.17       --   Agreement of Sale dated October 4, 1993, by and between
                 PBI and Nationwide Communications Inc. relating to KNCI-FM,
                 Sacramento, California (Sacramento purchase)(4)

10.18       --   Sales and Services Agreement dated October 4, 1993, by
                 and between PBI and Nationwide Communications Inc. relating to KNCI-FM, Sacramento, California (Sacramento services agreement)(4)

10.20       --   Time Brokerage Agreement dated November 10, 1993, by and
                 between KYLO Radio, Inc. and Syndicated Communications
                 Venture Partners II, L.P. relating to KQBR-FM, Davis,
                 California (Sacramento LMA)(4)

10.21       --   Amendment No. 5, dated as of December 17, 1993, to the
                 1992 Credit Facility(5)

10.22       --   Asset Purchase Agreement dated April 7, 1994 by and
                 between PBI and CLG Media, Inc. of Seattle, and CLG Media,
                 Inc., relating to KZOK-FM, Seattle, Washington (Seattle purchase)(6)

10.23       --   Amendment No. 6, dated as of April 12, 1994, to the 1992
                 Credit Facility(6)

10.24       --   Amendment No. 7, dated as of April 20, 1994, to the 1992
                 Credit Facility(6)

Exhibit
Number                               Exhibit Title
- - -------                              -------------

10.25       --   Asset Purchase Agreement dated as of May 6, 1994, by and
                 between PBI and Tak Communications, Inc. relating to WUSL-FM, Philadelphia, Pennsylvania, and WTPX-FM, Ft.
                 Lauderdale, Florida(6)

10.26       --   Time Brokerage Agreement dated as of May 6, 1994, by and
                 between PBI, as Broker, and Tak Communications, Inc., as
                 Debtor-in-Possession ("Licensee") relating to the broadcast time of WUSL-FM, Philadelphia, Pennsylvania (Philadelphia
                 LMA)(6)

10.27       --   Time Brokerage Agreement dated as of May 6, 1994, by and
                 between PBI, as Broker, and Tak Communications, Inc., as
                 Debtor-in-Possession ("Licensee") relating to the broadcast time of WTPX-FM, Miami, Florida (Miami LMA)(6)

10.28       --   Asset Purchase Agreement dated as of August 2, 1994, by
                 and between PBI and the Seventies Broadcasting Corporation relating to WTPX-FM, Miami/Ft. Lauderdale (Miami/Ft.
                 Lauderdale sale)(1)

10.29       --   Amendment No.8, dated as of August 9, 1994, to the 1992
                 Credit Facility(11)

10.30       --   Credit Agreement, dated as of October 11, 1994, between
                 the Company, the Subsidiary Guarantors and The Chase
                 Manhattan Bank (National Association), individually and as agent for other banks (the "1994 Credit Facility")(12)

10.31       --   Asset Purchase Agreement dated as of November 28, 1994,
                 by and between PBI and Radio Vanderbilt, Inc. relating to WBYU-AM, New Orleans, Louisiana (WBYU purchase)(13)

10.32       --   Amendment No. 1, dated as of December 15, 1994, to the
                 1994 Credit Facility(13)

10.33       --   Asset Purchase Agreement dated as of December 19, 1994,
                 by and between PBI and Radio WRNO-FM, Inc. relating to WRNO-FM, New Orleans, Louisiana (WRNO purchase)(13)

Exhibit
Number                               Exhibit Title
- - -------                              -------------

10.34       --   Local Marketing Agreement dated as of December 19, 1994,
                 by and between PBI and Radio WRNO-FM, Inc. relating to WRNO-FM, New Orleans, Louisiana (WRNO LMA)(13)

10.35       --   Asset Purchase Agreement dated as of January 6, 1995, by
                 and among PBI and Noble Broadcast of Kansas City, Inc.
                 relating to KBEQ AM/FM, Kansas City, Missouri (KBEQ purchase)(13)

10.36       --   Option and Asset Purchase Agreement dated as of January
                 6, 1995, by and among PBI and the Company, and KFKF
                 Broadcasting, Inc. and Intracoastal Broadcasting, Inc.
                 relating to KFKF-FM, Kansas City, Missouri (KFKF purchase)(13)

10.37       --   Time Brokerage Agreement dated as of March 10, 1995, by
                 and between PBI and KFKF Broadcasting, Inc. relating to KBEQ
                 AM/FM (Kansas City LMA)(13)

10.38       --   KFKF Option Agreement dated as of January 6, 1995, by and
                 among PBI, the Company, KFKF Broadcasting, Inc. and
                 Intracoastal Broadcasting, Inc. as amended (KFKF Option)(14)

10.39       --   Amendment No.1, dated as of June 1, 1995, to the Kellar
                 Employment Agreement(14)

10.40       --   Amendment No.1, dated as of June 1, 1995, to the Box
                 Employment Agreement(14)

10.41       --   Credit Agreement, dated as of November 20, 1995, between
                 the Company, the Subsidiary Guarantors and the Chase
                 Manhattan Bank (National Association), individually and as agent for other banks (the "1995 Credit Facility")(15)

10.42       --   Asset Purchase Agreement, dated as of February 7, 1996 by
                 and between PBI and Infinity Broadcasting Corporation of Washington relating to KYCW-FM (KYCW purchase)(15)

10.43       --   Amended and Restated Asset Purchase Agreement, dated as
                 of March 15, 1996, by and between PBI and Infinity
                 Broadcasting Corporation of Washington related to KYCW-FM(15)

Exhibit
Number                               Exhibit Title
- - ------                               -------------

10.44       --   Asset Exchange Agreement, dates as of March 31, 1996, by
                 and between PBI and EZ New Orleans, Inc. and Heritage Media,
                 Inc. ("HMI") relating to WEZB-FM, WRNO-FM, WBYU-AM, KCIN-FM and KRPM-AM (the New Orleans/Seattle Exchange)(16)

10.45       --   Time Brokerage Agreement, dated as of March 18, 1996, by
                 and between EZ New Orleans, Inc. and HMI relating to WEZB-FM, WRNO-FM and WBYU-AM (the New Orleans TBA)(16)

10.46       --   Time Brokerage Agreement, dated as of March 18, 1996, by
                 and between HMI and PBI relating to KCIN-FM and KRPM-AM (the
                 KCIN/KRPM TBA)(16)

10.47       --   Asset Purchase Agreement, dated as of April 5, 1996, by
                 and among Par Broadcasting Company, Inc. and PBI, relating to KEZK-FM and KFNS-AM, St. Louis (KEZK purchase)(16)

10.48       --   Time Brokerage Agreement, dated as April 5, 1996, by and
                 between PBI and Par Broadcasting Company, Inc., relating to
                 KEZK-FM and KFNS-AM, St. Louis (KEZK TBA)(16)

10.49       --   EZ Voting Agreement, dated as of August 5, 1996, by and
                 among Arthur Kellar, Alan Box and American Radio Systems
                 Corporation*

10.50       --   American Voting Agreement, dated as of August 5, 1996, by
                 and among Steven B. Dodge, Thomas H. Stoner and the
                 Company*

19.02       --   The Company's 1993 Annual Report to Shareholders(7)

19.03       --   The Company's Proxy Statement dated March 31, 1995 and
                 filed with the Securities and Exchange Commission on March
                 31, 1995(13)

19.04       --   The Company's 1994 Annual Report to Shareholders(13)

19.05       --   The Company's Proxy Statement dated March 29, 1996 and
                 filed with the Securities and Exchange Commission on March
                 29, 1996(15)

19.06       --   The Company's 1995 Annual Report to Shareholders(15)

23.01       --   Consent of Ernst & Young LLP, Independent Auditors(15)

24.01       --   Powers of Attorney
- - -------------
* Filed herewith.

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

(16) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended March 31, 1996 (File No. 0-16265) originally filed with the Securities and Exchange Commission on May 15, 1996.

       (b)  Reports on Form 8-K filed in the second quarter of 1996:
               Form 8-K dated May 22, 1996

                 Item 2. Acquisition or Disposition of Assets. Acquisition of KYCW-FM Seattle, Washington.
                 Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. Acquisition of KYCW-FM Seattle, Washington.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 14, 1996                         EZ COMMUNICATIONS, INC.

                                                  By: Ronald H. Peele, Jr.
                                                    --------------------
                                                     Ronald H. Peele, Jr.
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer

                                EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
- - -------                          -----------

2.01        --     Asset Purchase Agreement dated February 21, 1992 by and
                   between Professional Broadcasting, Incorporated, a wholly-owned subsidiary of the Company ("PBI"), and Sundance Broadcasting of Wisconsin, Inc. (Phoenix sale)(2)

2.02        --     Asset Purchase Agreement dated April 29, 1992 by and among
                   PBI and Phalen & Associates, Inc. (Jacksonville sale)(2)

2.03        --     Asset Exchange Agreement dated October 15, 1992 between the
                   Company and WSOC Radio, Inc. (Miami/Charlotte Exchange)(2)

2.04        --     Asset Sale Agreement dated June 30, 1989 by and between PBI and Americom Las Vegas (Las Vegas sale)(2)

2.05        --     Asset Purchase and Sale Agreement dated October 27, 1993, by and between KYLO Radio, Inc., the Company and Syndicated
                   Communications Venture Partners II, L.P. relating to KQBR-FM,
                   Davis, California (Sacramento Sale)(8)

2.06        --     Agreement and Plan of Merger, dated as of August 5, 1996, by and between the Company and American Radio Systems
                   Corporation*

3.01        --     The Company's Amended and Restated Articles of
                   Incorporation(2)

3.02        --     The Company's Amended and Restated Bylaws(2)

4.01        --     Revised specimen certificate for Class A Common Stock(2)

4.02        --     Revised specimen certificate for Class B Common Stock(2)

4.03        --     Indenture, dated as of November 1, 1986, between the Company and Crestar Bank, as successor Trustee(2)

                                EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
- - -------                          -----------


4.04        --   Indenture, dated as of November 21, 1995, between the
                 Company and State Street Bank and Trust Company, as
                 Trustee(15)

10.01       --   1993 Equity Incentive Plan of the Company(2)

10.02       --   Form of Stock Option Agreement of the Company(3)

10.03       --   Form of Stock Option Exercise Agreement of the Company(3)

10.04       --   The Company's Savings and Security Plan(2)

10.05       --   Credit Agreement, dated as of July 29, 1992, between the
                 Company, PBI, The Chase Manhattan Bank (National
                 Association), The Bank of California, N.A. and Society
                 National Bank, as amended (the "1992 Credit Facility")(2)

10.06       --   Stock Purchase Agreement dated October 9, 1992 by and
                 among PBI, Miklos Benedek and KYLO Radio, Inc. (Sacramento purchase)(9)

10.07       --   Time Brokerage Agreement dated as of January 1, 1993 by
                 and between the Company, as Time Broker, Pittsburgh
                 Partners, L.P., as Licensee, and Signature Broadcasting
                 Partners, L.P., as Guarantor, relating to the broadcast time of WMXP-FM, Pittsburgh, Pennsylvania (Pittsburgh LMA)(2)

10.08       --   Asset Purchase Agreement dated as of January 1, 1993 by
                 and among the Company, Pittsburgh Partners, L.P. and Signature Broadcasting Partners, Ltd (Pittsburgh purchase)(10)

10.10       --   Employment Agreement between the Company and Arthur C.
                 Kellar dated as of June 8, 1993 (the "Kellar Employment
                 Agreement")(2)

10.11       --   Employment Agreement between the Company and Alan L. Box
                 dated as of June 8, 1993 (the "Box Employment Agreement)(2)

10.12       --   Form of Indemnity Agreement entered into by the Company
                 with each of its directors and executive officers(2)

10.13       --   Amendment No. 3, dated as of July 12, 1993, to the 1992
                 Credit Facility(2)

                                EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
- - -------                          -----------

10.14       --   Amendment No. 4, dated as of August 10, 1993, to the 1992
                 Credit Facility(2)

10.15       --   Asset Purchase Agreement dated September 29, 1993, by and
                 between PBI and Pacific and Southern Company, Inc. relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St. Louis purchase)(4)

10.16       --   Local Marketing Agreement dated September 29, 1993, by
                 and between PBI and Pacific and Southern Company, Inc.
                 relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St.
                 Louis LMA)(4)

10.17       --   Agreement of Sale dated October 4, 1993, by and between
                 PBI and Nationwide Communications Inc. relating to KNCI-FM,
                 Sacramento, California (Sacramento purchase)(4)

10.18       --   Sales and Services Agreement dated October 4, 1993, by
                 and between PBI and Nationwide Communications Inc. relating to KNCI-FM, Sacramento, California (Sacramento services agreement)(4)

10.20       --   Time Brokerage Agreement dated November 10, 1993, by and
                 between KYLO Radio, Inc. and Syndicated Communications
                 Venture Partners II, L.P. relating to KQBR-FM, Davis,
                 California (Sacramento LMA)(4)

10.21       --   Amendment No. 5, dated as of December 17, 1993, to the
                 1992 Credit Facility(5)

10.22       --   Asset Purchase Agreement dated April 7, 1994 by and
                 between PBI and CLG Media, Inc. of Seattle, and CLG Media,
                 Inc., relating to KZOK-FM, Seattle, Washington (Seattle purchase)(6)

10.23       --   Amendment No. 6, dated as of April 12, 1994, to the 1992
                 Credit Facility(6)

10.24       --   Amendment No. 7, dated as of April 20, 1994, to the 1992
                 Credit Facility(6)

                                EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
- - -------                          -----------

10.25       --   Asset Purchase Agreement dated as of May 6, 1994, by and
                 between PBI and Tak Communications, Inc. relating to WUSL-FM, Philadelphia, Pennsylvania, and WTPX-FM, Ft.
                 Lauderdale, Florida(6)

10.26       --   Time Brokerage Agreement dated as of May 6, 1994, by and
                 between PBI, as Broker, and Tak Communications, Inc., as
                 Debtor-in-Possession ("Licensee") relating to the broadcast time of WUSL-FM, Philadelphia, Pennsylvania (Philadelphia
                 LMA)(6)

10.27       --   Time Brokerage Agreement dated as of May 6, 1994, by and
                 between PBI, as Broker, and Tak Communications, Inc., as
                 Debtor-in-Possession ("Licensee") relating to the broadcast time of WTPX-FM, Miami, Florida (Miami LMA)(6)

10.28       --   Asset Purchase Agreement dated as of August 2, 1994, by
                 and between PBI and the Seventies Broadcasting Corporation relating to WTPX-FM, Miami/Ft. Lauderdale (Miami/Ft.
                 Lauderdale sale)(1)

10.29       --   Amendment No.8, dated as of August 9, 1994, to the 1992
                 Credit Facility(11)

10.30       --   Credit Agreement, dated as of October 11, 1994, between
                 the Company, the Subsidiary Guarantors and The Chase
                 Manhattan Bank (National Association), individually and as agent for other banks (the "1994 Credit Facility")(12)

10.31       --   Asset Purchase Agreement dated as of November 28, 1994,
                 by and between PBI and Radio Vanderbilt, Inc. relating to WBYU-AM, New Orleans, Louisiana (WBYU purchase)(13)

10.32       --   Amendment No. 1, dated as of December 15, 1994, to the
                 1994 Credit Facility(13)

10.33       --   Asset Purchase Agreement dated as of December 19, 1994,
                 by and between PBI and Radio WRNO-FM, Inc. relating to WRNO-FM, New Orleans, Louisiana (WRNO purchase)(13)

                                EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
- - -------                          -----------

10.34       --   Local Marketing Agreement dated as of December 19, 1994,
                 by and between PBI and Radio WRNO-FM, Inc. relating to WRNO-FM, New Orleans, Louisiana (WRNO LMA)(13)

10.35       --   Asset Purchase Agreement dated as of January 6, 1995, by
                 and among PBI and Noble Broadcast of Kansas City, Inc.
                 relating to KBEQ AM/FM, Kansas City, Missouri (KBEQ purchase)(13)

10.36       --   Option and Asset Purchase Agreement dated as of January
                 6, 1995, by and among PBI and the Company, and KFKF
                 Broadcasting, Inc. and Intracoastal Broadcasting, Inc.
                 relating to KFKF-FM, Kansas City, Missouri (KFKF purchase)(13)

10.37       --   Time Brokerage Agreement dated as of March 10, 1995, by
                 and between PBI and KFKF Broadcasting, Inc. relating to KBEQ
                 AM/FM (Kansas City LMA)(13)

10.38       --   KFKF Option Agreement dated as of January 6, 1995, by and
                 among PBI, the Company, KFKF Broadcasting, Inc. and
                 Intracoastal Broadcasting, Inc. as amended (KFKF Option)(14)

10.39       --   Amendment No.1, dated as of June 1, 1995, to the Kellar
                 Employment Agreement(14)

10.40       --   Amendment No.1, dated as of June 1, 1995, to the Box
                 Employment Agreement(14)

10.41       --   Credit Agreement, dated as of November 20, 1995, between
                 the Company, the Subsidiary Guarantors and the Chase
                 Manhattan Bank (National Association), individually and as agent for other banks (the "1995 Credit Facility")(15)

10.42       --   Asset Purchase Agreement, dated as of February 7, 1996 by
                 and between PBI and Infinity Broadcasting Corporation of Washington relating to KYCW-FM (KYCW purchase)(15)

10.43       --   Amended and Restated Asset Purchase Agreement, dated as
                 of March 15, 1996, by and between PBI and Infinity
                 Broadcasting Corporation of Washington related to KYCW-FM(15)

                                EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
- - -------                          -----------

10.44       --   Asset Exchange Agreement, dates as of March 31, 1996, by
                 and between PBI and EZ New Orleans, Inc. and Heritage Media,
                 Inc. ("HMI") relating to WEZB-FM, WRNO-FM, WBYU-AM, KCIN-FM and KRPM-AM (the New Orleans/Seattle Exchange)(16)

10.45       --   Time Brokerage Agreement, dated as of March 18, 1996, by
                 and between EZ New Orleans, Inc. and HMI relating to WEZB-FM, WRNO-FM and WBYU-AM (the New Orleans TBA)(16)

10.46       --   Time Brokerage Agreement, dated as of March 18, 1996, by
                 and between HMI and PBI relating to KCIN-FM and KRPM-AM (the
                 KCIN/KRPM TBA)(16)

10.47       --   Asset Purchase Agreement, dated as of April 5, 1996, by
                 and among Par Broadcasting Company, Inc. and PBI, relating to KEZK-FM and KFNS-AM, St. Louis (KEZK purchase)(16)

10.48       --   Time Brokerage Agreement, dated as April 5, 1996, by and
                 between PBI and Par Broadcasting Company, Inc., relating to
                 KEZK-FM and KFNS-AM, St. Louis (KEZK TBA)(16)

10.49       --   EZ Voting Agreement, dated as of August 5, 1996, by and
                 among Arthur Kellar, Alan Box and American Radio Systems
                 Corporation*

10.50       --   American Voting Agreement, dated as of August 5, 1996, by
                 and among Steven B. Dodge, Thomas H. Stoner and the
                 Company*

19.02       --   The Company's 1993 Annual Report to Shareholders(7)

19.03       --   The Company's Proxy Statement dated March 31, 1995 and
                 filed with the Securities and Exchange Commission on March
                 31, 1995(13)

19.04       --   The Company's 1994 Annual Report to Shareholders(13)

19.05       --   The Company's Proxy Statement dated March 29, 1996 and
                 filed with the Securities and Exchange Commission on March
                 29, 1996(15)

19.06       --   The Company's 1995 Annual Report to Shareholders(15)

23.01       --   Consent of Ernst & Young LLP, Independent Auditors(15)

24.01       --   Powers of Attorney
- - -------------
* Filed herewith.

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

(16) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended March 31, 1996 (File No. 0-16265) originally filed with the Securities and Exchange Commission on May 15, 1996.