Form 10-Q
period 1996-09-30
EZ COMMUNICATIONS INC /VA/
filed 1996-11-13
CIK 802896

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                 ____________________

                                      FORM 10-Q

    (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1996

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

                          YES   *                       NO
                             ------                        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
     CLASS OF COMMON STOCK                              OCTOBER 31, 1996
     Class A Common Stock, $.01 par value per share 6,464,744 shares Class B Common Stock, $.01 par value per share 2,677,897 shares

                                EZ COMMUNICATIONS, INC.

                                        INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets at
                   September 30, 1996 and December 31, 1995               3-4

                   Condensed Consolidated Statements of Operations for
                   the Three Months and Nine Months Ended September
                   30, 1996 and 1995                                      5

                   Condensed Consolidated Statements of Cash Flows for
                   the Nine Months Ended September 30, 1996 and 1995      6

                   Notes to Condensed Consolidated Financial Statements   7-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10-12

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                          12

Item 5.       Other Information                                          12-13

Item 6.       Exhibits and Reports on Form 8-K                           13-18

SIGNATURES                                                               19

Exhibit Index

                                        PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          EZ COMMUNICATIONS, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share data)

                                                                     (UNAUDITED)
                                                                    SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                   1996            1995
--------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash                                                                  $5,176         $33,275
  Accounts receivable, less allowance of $1,009 at September 30,
    1996 and $772 at December 31, 1995                                  20,098          16,678
  Trade receivables - barter                                             1,576             933
  Prepaid expenses and other current assets                              4,705           4,327
                                                                    ------------------------------
                                            TOTAL CURRENT ASSETS        31,555           55,213

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                   1,635            1,451
  Buildings and improvements                                             9,131            8,710
  Broadcast equipment                                                   23,157           21,032
  Furniture and other equipment                                          7,120            9,936
  Construction in progress                                               2,658              249
                                                                    ---------------------------
                                                                        43,701           41,378
  Less accumulated depreciation                                         15,723           21,456
                                                                    ---------------------------
                                                                        27,978           19,922
INTANGIBLE ASSETS
  Goodwill and broadcast licenses                                      228,985          132,730
  Purchased contracts and other                                          6,090            6,280
                                                                    ---------------------------
                                                                       235,075          139,010
  Less accumulated amortization                                         18,573           15,896
                                                                    ---------------------------
                                                                       216,502          123,114

OTHER ASSETS                                                             6,762            7,007
                                                                    ---------------------------


                                                                      $282,797         $205,256
                                                                    ---------------------------
                                                                    ---------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          EZ COMMUNICATIONS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)


                                                                       (UNAUDITED)
                                                                      SEPTEMBER 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      1996              1995
-----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                       $1,885            $1,537
  Accrued expenses                                                        2,243             2,144
  Accrued interest                                                        5,236             1,643
  Deferred income                                                         1,560             1,203
  Other current liabilities                                                 653               653
                                                                      ---------------------------
                                           TOTAL CURRENT LIABILITIES     11,577             7,180

LONG-TERM DEBT, LESS CURRENT PORTION                                    220,416           148,833

DEFERRED INCOME TAXES                                                     6,935             7,944

OTHER LIABILITIES                                                            16                16

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized 1,000,000 shares, no shares issued and outstanding
  Class A Common stock, par value $.01 per share, authorized
    25,000,000 shares, issued and outstanding 6,422,824 shares at September 30, 1996 and 6,378,824 shares at December 31,
    1995                                                                     64                64
  Class B Common stock, par value $.01 per share, authorized
    5,000,000 shares, issued and outstanding 2,677,897 shares
    at September 30, 1996 and December 31, 1995                              27                27
  Additional paid-in capital                                             38,765            38,194
  Retained earnings                                                       4,997             2,998
                                                                      ---------------------------
                                                                         43,853            41,283
                                                                      ---------------------------




                                                                       $282,797          $205,256
                                                                      ---------------------------
                                                                      ---------------------------



 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         EZ COMMUNICATIONS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands except per share data)


(UNAUDITED)
                                                               Three months             Nine months
                                                             ended September 30,     ended September 30,
                                                            --------------------     -------------------
                                                               1996       1995         1996       1995
--------------------------------------------------------------------------------------------------------
REVENUE
  Gross broadcasting revenue                                 $31,910   $25,034       $86,198   $68,895
  Less: agency commissions                                     3,988     3,208        10,925     8,705
                                                            --------------------     ------------------
  Net broadcasting revenue                                    27,922    21,826        75,273    60,190
BROADCASTING EXPENSES                                         17,304    14,576        49,505    40,734
                                                            --------------------     ------------------
  STATION OPERATING INCOME BEFORE
  CORPORATE EXPENSES, DEPRECIATION
  AND AMORTIZATION                                            10,618     7,250        25,768    19,456
  Corporate expenses                                             915       900         2,741     2,720
  Depreciation and amortization                                2,465     1,701         6,757     4,978
                                                            --------------------     ------------------
                    OPERATING INCOME                           7,238     4,649        16,270    11,758
OTHER INCOME (EXPENSES)
  Interest expense                                            (5,424)   (2,551)      (15,058)   (7,894)
  Other income and expenses, net                                (181)     (106)         (222)     (384)
                                                            --------------------     ------------------
                                                              (5,605)   (2,657)      (15,280)   (8,278)

                 INCOME BEFORE TAXES                           1,633     1,992           990     3,480
Federal and state income tax (benefit) expense                  (205)      877        (1,009)    1,531
                                                            --------------------     ------------------
                          NET INCOME                          $1,838    $1,115        $1,999    $1,949
                                                            --------------------     ------------------
                                                            --------------------     ------------------

         NET INCOME PER COMMON SHARE                           $0.20     $0.12         $0.22     $0.22
                                                            --------------------     ------------------
                                                            --------------------     ------------------

Weighted average common shares outstanding                     9,101     9,052         9,083     9,020
                                                            --------------------     ------------------
                                                            --------------------     ------------------




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                    EZ COMMUNICATIONS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

(UNAUDITED)

                                                                            Nine months ended September 30,
                                                                                  1996           1995
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                     $1,999         $1,949
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                               6,757          4,978
      Other charges not affecting cash                                             (360)         1,472
      Net changes in operating assets and liabilities                              (723)        (4,441)
                                                                             ---------------------------
                                        NET CASH (USED IN) PROVIDED BY
                                                  OPERATING ACTIVITIES            7,673          3,958
INVESTING ACTIVITIES
  Proceeds from sale of radio station                                                           21,250
  Purchases of radio stations                                                  (102,000)       (16,250)
  Purchases of property, plant and equipment, net                                (4,322)        (1,811)
  Proceeds from notes receivable                                                                 3,006
  Other, net                                                                     (1,522)          (707)
                                                                             ---------------------------

                                        NET CASH (USED IN) PROVIDED BY
                                                  INVESTING ACTIVITIES         (107,844)         5,488
FINANCING ACTIVITIES
  Issuance of notes payable                                                      16,800
  Repayments of notes payable                                                    (3,800)
  Proceeds from long-term debt                                                   62,500         21,000
  Principal payments on long-term debt                                           (4,000)       (31,287)
  Proceeds from the exercise of employee stock options                              572          1,120
                                                                             ---------------------------
                                        NET CASH PROVIDED BY (USED IN)
                                                  FINANCING ACTIVITIES           72,072        (9,167)
                                                                             ---------------------------
                                           (DECREASE) INCREASE IN CASH          (28,099)          279
                                           CASH AT BEGINNING OF PERIOD           33,275         2,723
                                                                             ---------------------------
                                                 CASH AT END OF PERIOD           $5,176        $3,002
                                                                             --------------------------
                                                                             --------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            EZ COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B -- ACQUISITIONS OF RADIO STATIONS

CONSUMMATED ACQUISITIONS
    In March 1995, the Company acquired the assets of stations KBEQ AM/FM
Kansas City, Missouri for approximately $7,650,000. The purchase price of the acquisition was funded from borrowings under the Company's former Credit Facility. Concurrently with the execution of the agreement to acquire KBEQ AM/FM, the Company also entered into an option and asset purchase agreement with an unrelated party to acquire station KFKF-FM Kansas City (the "Kansas City Acquisition"). Upon the consummation of the acquisition of KBEQ AM/FM, the Company entered into a Time Brokerage Agreement ("TBA") with the owner of KFKF for them to program and market KBEQ AM/FM. In August 1995, the Company elected to exercise its option to acquire KFKF-FM. The KFKF-FM option and asset purchase agreement provided for an aggregate purchase price of $28,000,000, of which $15,000,000 was paid in connection with the closing of the Kansas City Acquisition, which occurred in January 1996, and $13,000,000 was financed through the Company's issuance of two promissory notes to the seller of the station due in December 1996 and January 1997 (the "Kansas City Notes"). The Kansas City Notes bear interest at 8.49%. The $15,000,000 paid at closing was provided from proceeds from the Company's November 1995 issuance of $150,000,000 of 9.75% Senior Subordinated Notes due 2005 (the "Notes").

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

PENDING ACQUISITIONS AND DISPOSITIONS
    In March 1996, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company agreed to exchange stations WEZB-FM, WRNO-FM and WBYU-AM New Orleans for stations KBKS-FM (formerly KCIN-FM) and KRPM-AM Seattle. At the same time, both parties began programming and marketing the stations pursuant to separate TBA's. The consummation of the exchange, which is expected to occur in late 1996, is subject to the consent of the Federal Communications Commission ("FCC") and the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act") and will be accounted for as a non-monetary exchange of similar productive assets; therefore no gain or loss will be recorded for financial reporting purposes.

    In November 1996, the Company expects to enter into an asset exchange agreement with an unrelated party, whereby the Company will exchange stations WIOQ-FM and WUSL-FM Philadelphia for stations WRFX-FM, WPEG-FM, WBAV-FM, WBAV-AM, and WFNZ-AM Charlotte, and an asset purchase agreement to purchase station WNKS-FM Charlotte for approximately $10 million. Consummation of the asset exchange agreement is not conditioned on consummation of the asset purchase agreement, although consummation of the asset purchase agreement is conditioned on consummation of the asset exchange agreement. Simultaneously, the parties and, as applicable, another unrelated party expect to enter into separate local marketing agreements ("LMAs"), pursuant to which they will, after expiration of the applicable waiting period under the HSR Act, begin programming and marketing the stations to be acquired by each. On September 16, 1996, the Company and American Radio Systems Corporation ("American") each received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting certain documentary materials regarding the purchase, sale, trade or other transfer of radio stations in Charlotte, North Carolina. Consummation of the exchange and the acquisition, which is expected in the first quarter of 1997, is subject to the consent of the FCC and the expiration or earlier termination of the HSR waiting period.

    In November 1996, in order, among other things, to meet applicable FCC requirements, the Company expects to enter into an asset exchange agreement with an unrelated party pursuant to which the Company will agree to exchange the assets of station WSSS-FM Charlotte for the assets of station WTDR-FM Charlotte, and an asset purchase agreement to which the Company will agree to sell WRFX-FM and WNKS-FM Charlotte for approximately $64.8 million. Consummation of the asset exchange agreement is not conditioned on consummation of the asset purchase agreement, although consummation of the asset purchase agreement is conditioned on consummation of the asset exchange agreement and the other party has the right to terminate both agreements if the Company is unable to close under either agreement. Simultaneously, the parties expect to enter into separate LMAs, pursuant to which they will, upon expiration of the applicable waiting period under the HSR Act, begin programming and marketing the stations to be acquired by each. Consummation of the transactions, which is expected in the first quarter of 1997, is subject to consummation of the stations asset exchange above, the consent of the FCC and the expiration or earlier termination of the HSR waiting period.

    In November 1996, the Company expects to enter into an agreement to sell the assets of KMPS-AM Seattle for approximately $2 million. Consummation of the transaction, which is expected to close in late 1996, is subject to the consent of the FCC.

    In November 1996, the Company expects to enter into an agreement to sell the assets of KSD-AM St. Louis for approximately $13 million. Consummation of the transaction, which is expected to close in late 1996, is subject to the consent of the FCC.

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

                                                   Nine Months Ended September 30,
                                                   --------------------------------
                                                       1996              1995
                                                       ----              ----
                                                            (Unaudited)
Net broadcasting revenue                             $77,233           $74,307
Net loss                                                 (36)             (442)
Loss per common share:
Net loss per common share                          $   (0.00)        $   (0.05)

                                        9

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's net broadcasting revenue was $27,922,000 for the three months ended September 30, 1996, an increase of 28% from $21,826,000 for the same period in 1995. Net broadcasting revenue was $75,273,000 for the nine months ended September 30, 1996, an increase of 25% from $60,190,000 for the same period in 1995. The increase was attributed to the acquisition of stations KBEQ AM/FM and KFKF-FM Kansas City (which were acquired in January 1996), stations KYCW-FM and KBKS AM/FM Seattle (which the Company began programming and marketing pursuant to LMAs in March 1996) and to stations KEZK-FM and KFNS-AM St. Louis (which the Company began programming and marketing pursuant to and LMA in April 1996), as well as growth from existing stations in all of the Company's markets.

    Broadcast cash flow (defined as station operating income before corporate expenses and depreciation and amortization) was $10,618,000 for the three months ended September 30, 1996, an increase of 46% from $7,250,000 for the three months ended September 30, 1995. Broadcast cash flow was $25,768,000 for the nine months ended September 30, 1996, an increase of 32% from $19,456,000 for the nine months ended September 30, 1995. The increases were attributed to the factors affecting net revenue previously noted.

    On a same station basis (pro forma assuming that all acquisitions had occurred at the beginning of 1995), the Company's net revenue increased 5% and 4% for the three months and the nine months ended September 30, 1996, respectively. On a same station basis, broadcast cash flow increased 20% and 10%, respectively, for those same periods.

    Corporate expenses were $915,000 for the three months ended September 30, 1996, an increase of 2% for the same period in 1995. Corporate expenses were 2,741,000 for the nine months ended September 30, 1996, consistent with the same period in 1995.

    Depreciation and amortization were $2,465,000 for the three months ended September 30, 1996, an increase of 45% from $1,701,000 for the same period in 1995. Depreciation and amortization expense was $6,757,000 for the nine months ended September 30, 1996, an increase of 36% from $4,978,000 for the same period in 1995. This increase was primarily attributed to the increase in depreciable and amortizable assets resulting from recent acquisitions of radio stations in New Orleans, Kansas City, Seattle and St. Louis, as well as the amortization of costs associated with the Company's November 1995 issuance of $150,000,000 of 9.75% Senior Subordinated Notes due 2005 (the "Notes").

    Interest expense was $5,424,000 and $2,551,000 for the three months ended September 30, 1996 and 1995, respectively. Interest expense was $15,058,000 for the nine months ended September 30, 1996, an increase of 91% from $7,894,000 for the nine months ended September 30, 1995. This increase was due to an increase in the aggregate amount of debt outstanding during the respective periods resulting from the acquisitions previously noted and issuance of the Notes. The increase is also attributed to a higher weighted average interest rate in 1996.

    The Company reported net income of $1,838,000 ($0.20 per share) and $1,115,000 ($0.12 per share) for the three months ended September 30, 1996 and 1995, respectively. The Company reported net income of $1,999,000 ($0.22 per share) and $1,949,000 ($0.22 per share) for the nine months ended September 30, 1996 and 1995, respectively. The increase in net income for the third quarter and the nine months ended September 30, 1996, were the result of higher broadcast cash flow and a tax benefit resulting from a favorable IRS ruling, which were mitigated by higher depreciation, amortization and interest expense resulting from the Company's recent station acquisitions in Kansas City and Seattle and the issuance of the Notes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs arise from its debt service, working capital and capital expenditure requirements. Historically, the Company has met its liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties with bank borrowings and proceeds from the sale of the Company's securities. Cash flow provided by operating activities was $7,673,000 for the nine months ended September 30, 1996. Cash flow provided by operating activities was $3,958,000 for the same period in 1995. The increase for the nine months ended September 30, 1996 was principally the result of significantly higher levels of receivables, caused by higher net revenue, partially offset by increased accrued interest due to the timing of interest payments on the Company's Notes.

    During the nine months ended September 30, 1996, the Company made net capital expenditures totaling $4,322,000 compared to $1,811,000 for the same period in 1995. During 1996, the Company incurred costs of approximately $2,500,000 to construct a new office and studio facility for its Sacramento properties. The total cost of this project will be approximately $3,400,000 and will be completed in the fourth quarter of 1996. Total costs incurred to date with respect to this project totaled $3,250,000 at September 30, 1996. The Company expects maintenance capital expenditures for its radio station group to be less than $1,000,000 for the year ended December 31, 1996 and expects to incur additional acquisition-related capital expenditures totaling approximately $3,500,000 through 1997 to upgrade and/or consolidate its operations in Sacramento, Pittsburgh and Philadelphia.

    Between January 1995 and September 1996, the Company borrowed an aggregate of $77,500,000 under various credit facilities to finance in part the acquisitions of KBEQ AM/FM, WRNO, KYCW and KEZK-FM/KFNS-AM. Net proceeds from the sale of the Notes were used to repay in full all amounts outstanding under the Company's $135,000,000 Credit Facility. Concurrent with the sale of the Notes, the Company entered into a new $125,000,000 Credit Facility (the "Credit Facility"), of which $58,500,000 was outstanding as of September 30, 1996. At September 30, 1996, total long-term debt outstanding was $220,416,000, which consisted of indebtedness related to the Notes, amounts outstanding under the Credit Facility, as well as the Kansas City Notes. The current maximum borrowing amount available under the Credit Facility is $66,500,000. The Company expects that cash flow from operating activities in fiscal 1996 will be sufficient to fund all debt service costs and capital expenditure requirements. In addition, the Company's Credit Facility permits the Company to incur an additional $50,000,000 of debt as long as the Company remains in compliance with certain covenants after incurring such debt.

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

                              PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

    On January 31, 1996, EZ New Orleans, Inc. filed an application for the renewal of the license of WEZB-FM in New Orleans, Louisiana with the Federal Communications Commission. A petition to deny the application dated April 25, 1996, has been filed. The petition alleges, among other things, that the licensee has presented indecent and obscene programming and improperly maintained the station's public inspection file; it also contends that the licensee is not qualified to do business in Louisiana. The licensee filed its opposition to the petition to deny on June 17, 1996. The petitioners filed a reply dated July 11, 1996. Informal objections have also been filed against the WEZB-FM renewal application, raising allegations similar to those in the petition. The licensee is preparing its response to the informal objections as well as to an inquiry from the Federal Communications Commission staff concerning public inspection file compliance. While the Company cannot predict the outcome of these matters involving WEZB-FM at this time, the Company believes that the challenges will not have a material adverse effect on the Company. There can be no assurance, however, that the renewal application will be granted.

    On August 6, 1996, each of EZ and American received an informal inquiry from the Division of Enforcement of the Securities and Exchange Commission regarding trading activity in the stock of EZ prior to the announcement of the proposed merger with American discussed below. On September 11, 1996, the Division of Enforcement informally requested that each of EZ and American voluntarily provide certain documents in connection with the Division's inquiry. Such documents were provided to the Division by EZ on September 26, 1996 and by American on September 27, 1996.

    On September 16, 1996, EZ and American each received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting certain documentary materials regarding the purchase, sale, trade or other transfer of radio stations in Charlotte, North Carolina. Consummation of the exchange and the acquisition, which is expected in the first quarter of 1997, is subject to the consent of the FCC and the expiration or earlier termination of the HSR waiting period. Upon such consummation, EZ will own six FM stations in Charlotte and will, therefore, be required to dispose of one of these stations.

ITEM 5.       OTHER INFORMATION

    The Company entered into an Agreement and Plan of Merger, dated as of August 5, 1996 and as amended and restated as of September 27, 1996, with American, pursuant to which the Company proposes to merge with and into American, with American, or a subsidiary of American, as the surviving corporation. Pursuant to the merger, each outstanding share of EZ Common Stock will be exchanged for 0.9 shares of American Class A Common Stock and $11.75 cash consideration. Consummation of the merger is conditioned upon, among other things, receipt of the approval of the shareholders of the Company and American and the approval of governmental authorities. The Company anticipates that the closing of the merger will take place during the first or second quarter of fiscal 1997.

    In connection with the proposed merger, two of the Company's principal shareholders, Arthur Kellar, Chairman of the Board of the Company, and Alan Box, President and Chief Executive Officer of the Company, entered into a voting agreement, dated as of August 5, 1996, with American, pursuant to which Messrs. Kellar and Box have each agreed to vote the outstanding shares of EZ Common Stock held by him in favor of the merger at the meeting of EZ shareholders to be held for such purpose. In addition, the Company entered into a voting agreement, dated as of August 5, 1996, with two of American's principal shareholders, Steven B. Dodge and Thomas H. Stoner, pursuant to which Messrs. Dodge and Stoner have each agreed to vote the outstanding shares of American Common Stock held by him in favor of the merger at the meeting of American shareholders to be held for such purpose. On November 8, 1996, EZ and American each mailed to their shareholders a joint proxy seeking shareholder approval of the merger, along with notices calling special meetings of the shareholders of each of EZ and American on December 17, 1996.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    The following exhibits are filed herewith:


Exhibit
Number                              Exhibit Title
--------                            -------------
2.01     --   Asset Purchase Agreement dated February 21, 1992 by and between
              Professional Broadcasting, Incorporated, a wholly-owned
              subsidiary of the Company ("PBI"), and Sundance Broadcasting of
              Wisconsin, Inc. (Phoenix sale)(2)

2.02     --   Asset Purchase Agreement dated April 29, 1992 by and among PBI and Phalen & Associates, Inc. (Jacksonville sale)(2)

2.03     --   Asset Exchange Agreement dated October 15, 1992 between the
              Company and WSOC Radio, Inc. (Miami/Charlotte Exchange)(2)

2.04     --   Asset Sale Agreement dated June 30, 1989 by and between PBI and
              Americom Las Vegas (Las Vegas sale)(2)

2.05     --   Asset Purchase and Sale Agreement dated October 27, 1993, by and between KYLO Radio, Inc., the Company and Syndicated
              Communications Venture Partners II, L.P. relating to KQBR-FM,
              Davis, California (Sacramento Sale)(8)

3.01     --   The Company's Amended and Restated Articles(2)

3.02     --   The Company's Amended and Restated Bylaws(2)

4.01     --   Revised specimen certificate for Class A Common Stock(2)

4.02     --   Revised specimen certificate for Class B Common Stock(2)

4.03     --   Indenture, dated as of November 1, 1986, between the Company and
              Crestar Bank, as successor Trustee(2)

4.04     --   Indenture, dated as of November 21, 1995, between the Company and
              State Street Bank and Trust Company, as Trustee(15)

10.01    --   1993 Equity Incentive Plan of the Company(2)

10.02    --   Form of Stock Option Agreement of the Company(3)



Exhibit
Number                              Exhibit Title
-------                             -------------
10.03    --   Form of Stock Option Exercise Agreement of the Company(3)

10.04    --   The Company's Savings and Security Plan(2)

10.05    --   Credit Agreement, dated as of July 29, 1992, between the Company,
              PBI, The Chase Manhattan Bank (National Association), The Bank of
              California, N.A. and Society National Bank, as amended (the "1992
              Credit Facility")(2)

10.06    --   Stock Purchase Agreement dated October 9, 1992 by and among PBI,
              Miklos Benedek and KYLO Radio, Inc. (Sacramento purchase)(9)

10.07    --   Time Brokerage Agreement dated as of January 1, 1993 by and between the Company, as Time Broker, Pittsburgh Partners, L.P., as
              Licensee, and Signature Broadcasting Partners, L.P., as Guarantor,
              relating to the broadcast time of WMXP-FM, Pittsburgh, Pennsylvania
              (Pittsburgh LMA)(2)

10.08    --   Asset Purchase Agreement dated as of January 1, 1993 by and among the Company, Pittsburgh Partners, L.P. and Signature Broadcasting
              Partners, Ltd (Pittsburgh purchase)(10)

10.10    --   Employment Agreement between the Company and Arthur C. Kellar dated as of June 8, 1993 (the "Kellar Employment Agreement")(2)

10.11    --   Employment Agreement between the Company and Alan L. Box dated as of June 8, 1993 (the "Box Employment Agreement)(2)

10.12    --   Form of Indemnity Agreement entered into by the Company with each of its directors and executive officers(2)

10.13    --   Amendment No. 3, dated as of July 12, 1993, to the 1992 Credit
              Facility(2)

10.14    --   Amendment No. 4, dated as of August 10, 1993, to the 1992 Credit
              Facility(2)

10.15    --   Asset Purchase Agreement dated September 29, 1993, by and between
              PBI and Pacific and Southern Company, Inc. relating to KUSA-AM and
              KSD-FM, St. Louis, Missouri (St. Louis purchase)(4)

10.16    --   Local Marketing Agreement dated September 29, 1993, by and between PBI and Pacific and Southern Company, Inc. relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St. Louis LMA)(4)

10.17    --   Agreement of Sale dated October 4, 1993, by and between PBI and
              Nationwide Communications Inc. relating to KNCI-FM, Sacramento,
              California (Sacramento purchase)(4)

10.18    --   Sales and Services Agreement dated October 4, 1993, by and between PBI and Nationwide Communications Inc. relating to KNCI-FM,
              Sacramento, California (Sacramento services agreement)(4)

Exhibit
Number                              Exhibit Title
-------                             -------------

10.20    --   Time Brokerage Agreement dated November 10, 1993, by and between
              KYLO Radio, Inc. and Syndicated Communications Venture
              Partners II, L.P. relating to KQBR-FM, Davis, California
              (Sacramento LMA)(4)

10.21    --   Amendment No. 5, dated as of December 17, 1993, to the 1992
              Credit Facility(5)

10.22    --   Asset Purchase Agreement dated April 7, 1994 by and between PBI and CLG Media, Inc. of Seattle, and CLG Media, Inc., relating to
              KZOK-FM, Seattle, Washington (Seattle purchase)(6)

10.23    --   Amendment No. 6, dated as of April 12, 1994, to the 1992 Credit
              Facility(6)

10.24    --   Amendment No. 7, dated as of April 20, 1994, to the 1992 Credit
              Facility(6)

10.25    --   Asset purchase agreement dated as of May 6, 1994, by and between
              PBI and Tak Communications, Inc. relating to WUSL-FM, Philadelphia,
              Pennsylvania, and WTPX-FM, Ft. Lauderdale, Florida(6)

10.26    --   Time Brokerage Agreement dated as of May 6, 1994, by and between
              PBI, as Broker, and Tak Communications, Inc., as Debtor-in-Possession
              ("Licensee") relating to the broadcast time of WUSL-FM, Philadelphia,
              Pennsylvania (Philadelphia LMA)(6)

10.27    --   Time Brokerage Agreement dated as of May 6, 1994, by and between
              PBI, as Broker, and Tak Communications, Inc., as Debtor-in-Possession
              ("Licensee") relating to the broadcast time of WTPX-FM, Miami, Florida
              (Miami LMA)(6)

10.28    --   Asset Purchase Agreement dated as of August 2, 1994, by and between PBI and the Seventies Broadcasting Corporation relating to
              WTPX-FM, Miami/Ft. Lauderdale (Miami/Ft. Lauderdale sale)(1)

10.29    --   Amendment No.8, dated as of August 9, 1994, to the 1992 Credit
              Facility(11)

10.30    --   Credit Agreement, dated as of October 11, 1994, between the
              Company, the Subsidiary Guarantors and The Chase Manhattan Bank
              (National Association), individually and as agent for other banks (the
              "1994 Credit Facility")(12)

10.31    --   Asset Purchase Agreement dated as of November 28, 1994, by and between PBI and Radio Vanderbilt, Inc. relating to WBYU-AM, New
              Orleans, Louisiana (WBYU purchase)(13)

10.32    --   Amendment No. 1, dated as of December 15, 1994, to the 1994
              Credit Facility(13)

10.33    --   Asset Purchase Agreement dated as of December 19, 1994, by and between PBI and Radio WRNO-FM, Inc. relating to WRNO-FM, New Orleans,
              Louisiana (WRNO purchase)(13)

Exhibit
Number                              Exhibit Title
-------                             -------------
10.34    --   Local Marketing Agreement dated as of December 19, 1994, by and between PBI and Radio WRNO-FM, Inc. relating to WRNO-FM, New
              Orleans, Louisiana (WRNO LMA)(13)

10.35    --   Asset Purchase Agreement dated as of January 6, 1995, by and among PBI and Noble Broadcast of Kansas City, Inc. relating to
              KBEQ AM/FM, Kansas City, Missouri (KBEQ Purchase)(13)

10.36    --   Option and Asset Purchase Agreement dated as of January 6, 1995, by and among PBI and the Company, and KFKF Broadcasting, Inc. and
              Intracoastal Broadcasting, Inc. relating to KFKF-FM, Kansas City,
              Missouri (KFKF purchase)(13)

10.37    --   Time Brokerage Agreement dated as of March 10, 1995, by and between PBI and KFKF Broadcasting, Inc. relating to KBEQ AM/FM
              (Kansas City LMA)(13)

10.38    --   KFKF Option Agreement dated as of January 6, 1995, by and among
              PBI, the Company, KFKF Broadcasting, Inc. and Intracoastal
              Broadcasting, Inc. as amended (KFKF Option)(14)

10.39    --   Amendment No.1, dated as of June 1, 1995, to the Kellar
              Employment Agreement(14)

10.40    --   Amendment No.1, dated as of June 1, 1995, to the Box Employment
              Agreement(14)

10.41    --   Credit Agreement, dated as of November 20, 1995, between the
              Company, the Subsidiary Guarantors and the Chase Manhattan Bank
              (National Association), individually and as agent for other banks
              (the "1995 Credit Facility")(15)

10.42    --   Asset Purchase Agreement, dated as of February 7, 1996 by and between PBI and Infinity Broadcasting Corporation of Washington
              relating to KYCW-FM (KYCW purchase)(15)

10.43    --   Amended and Restated Asset Purchase Agreement, dated as of March
              15, 1996, by and between PBI and Infinity Broadcasting Corporation of Washington related to KYCW-FM(15)

10.44    --   Asset Exchange Agreement, dates as of March 31, 1996, by and between PBI and EZ New Orleans, Inc. and Heritage Media, Inc.
              ("HMI") relating to WEZB-FM, WRNO-FM, WBYU-AM, KCIN-FM and KRPM-AM
              (the New Orleans/Seattle Exchange)(16)

10.45    --   Time Brokerage Agreement, dated as of March 18, 1996, by and between EZ New Orleans, Inc. and HMI relating to WEZB-FM, WRNO-FM and WBYU-AM (the New Orleans TBA)(16)

10.46    --   Time Brokerage Agreement, dated as of March 18, 1996, by and between HMI and PBI relating to KCIN-FM and KRPM-AM (the KCIN/KRPM
              TBA)(16)

Exhibit
Number                              Exhibit Title
-------                             -------------
10.47    --   Asset Purchase Agreement, dated as of April 5, 1996, by and among
              Par Broadcasting Company, Inc. and PBI, relating to KEZK-FM and
              KFNS-AM, St. Louis (KEZK purchase)(16)

10.48    --   Time Brokerage Agreement, dated as April 5, 1996, by and between
              PBI and Par Broadcasting Company, Inc., relating to KEZK-FM and
              KFNS-AM, St. Louis (KEZK TBA)(16)

10.49    --   Agreement and Plan of Merger dated as of August 5, 1996, and as amended and restated as of September 27, 1996, by and between the
              Company and American Radio Systems Corporation (the "Merger
              Agreement")(17)

10.50    --   The EZ Voting Agreement (17)

10.51    --   The American Voting Agreement (17)

19.02    --   The Company's 1993 Annual Report to Shareholders(7)

19.03    --   The Company's Proxy Statement dated March 31, 1995 and filed with the Securities and Exchange Commission on March 31, 1995(13)

19.04    --   The Company's 1994 Annual Report to Shareholders(13)

19.05    --   The Company's Proxy Statement dated March 29, 1996 and filed with the Securities and Exchange Commission on March 29, 1996(15)

19.06    --   The Company's 1995 Annual Report to Shareholders(15)

23.01    --   Consent of Ernst & Young LLP, Independent Auditors(15)

24.01    --   Powers of Attorney
_____________
* Filed herewith.

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

(17) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended June 30, 1996 (File No.
     0-16265) originally filed with the Securities and Exchange Commission on August 14, 1996.

     (b)  Reports on Form 8-K filed in the third quarter of 1996
            Form 8-K dated July 30, 1996.
            Item 2. Acquisition or Disposition of Assets.  Acquisition of
            KEZK-FM and KFNS-AM.
            Item 7. Financial Statements, Pro Forma Financial Information and
            Exhibits. Acquisition of KEZK-FM and KFNS-AM.

                                       SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 1996             EZ COMMUNICATIONS, INC.



                                       By:       Ronald H. Peele, Jr.
                                          --------------------------------
                                           Ronald H. Peele, Jr.
                                           Chief Financial Officer and
                                           Chief Accounting Officer