Form 10-Q/A
period 1996-09-30
EZ COMMUNICATIONS INC /VA/
filed 1996-12-11
CIK 802896

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ____________________

                                  FORM 10-Q/A

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

                      YES   *                  NO
                         ________                 _________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
     Class of Common Stock                               October 31, 1996
     ---------------------                               ----------------
     Class A Common Stock, $.01 par value per share 6,464,744 shares Class B Common Stock, $.01 par value per share 2,677,897 shares

                            EZ COMMUNICATIONS, INC.

                                     INDEX

Part II - Other Information                                       Page
---------------------------                                       ----

Item 1.     Legal Proceedings                                        3

Item 6.     Exhibits                                                 3

Signatures                                                           4
----------

Exhibit Index

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

     In June 1991, Allegheny Communications Group, Inc. ("Allegheny") filed a competing application and a Petition to Deny against the license renewal application of EZ Communications, Inc. ("EZ") for station WBZZ-FM in Pittsburgh. On November 9, 1996, EZ entered into a settlement agreement (the "Settlement Agreement") with Allegheny, pursuant to which Allegheny agreed to dismiss its application with prejudice and EZ agreed to purchase the stock of Allegheny for $4.5 million. On November 12, 1996, the Settlement Agreement was submitted for approval to an administrative law judge of the Federal Communications Commission.

ITEM 6.     EXHIBITS

     (a)  The following exhibits are filed herewith:

Exhibit
Number                                    Exhibit Title
-------                                   -------------
10.52       --Settlement Agreement dated November 9, 1996, by and among EZ
              Pittsburgh, Inc., Allegheny Communications Group, Inc. ("AGCI") and AGCI's officers, directors, and shareholders.

10.53       --Joint Request for Approval of Settlement Agreement, dated
              November 12, 1996, by EZ Pittsburgh, Inc. and Allegheny Communications Group, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 11, 1996            EZ COMMUNICATIONS, INC.

                                            By:      Ronald H. Peele, Jr.
                                               --------------------------------
                                               Ronald H. Peele, Jr.
                                               Chief Financial Officer and
                                               Chief Accounting Officer