Form 10-K405
period 1996-12-31
EZ COMMUNICATIONS INC /VA/
filed 1997-04-03
CIK 802896

THIS DOCUMENT IS A COPY OF A DOCUMENT FILED ON MARCH 31, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  ---------------------------------------------

                                    FORM 10-K

                  ---------------------------------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996      Commission file number 0-16265.

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

                                 (703) 591-1000
              (Registrant's telephone number, including area code)
                             -----------------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of Each Exchange on Which Registered
     -------------------              -----------------------------------------
    Class A Common Stock,                      NASDAQ National Market
  par value $.01 per share

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                                 --------------
                    9.75% Senior Subordinated Notes Due 2005

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X  NO   .
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997 was approximately $245,224,122. As of March 17, 1997, 6,465,128 shares of Class A Common Stock and 2,697,897 shares of Class B Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the proxy statement for the annual shareholders meeting are incorporated by reference into Part III.

                             EZ COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

Part I                                                                 Page
------                                                                 ----

ITEM 1.      Business                                                    3-12
ITEM 2.      Properties                                                 12-13
ITEM 3.      Legal Proceedings                                          13-14
ITEM 4.      Submission of Matters to a Vote of Security Holders           14

Part II
-------

ITEM 5.      Market for the Registrant's Common Equity and
                Related Stockholder Matters                             14-15
ITEM 6.      Selected Financial Data                                    15-16
ITEM 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     16-19
ITEM 8.      Financial Statements and Supplementary Data                19-20
ITEM 9.      Changes In and Disagreements With Accountants On
                Accounting and Financial Disclosure                        20

Part III
--------

ITEM 10.     Directors and Executive Officers of the Registrant            20
ITEM 11.     Executive Compensation                                        20
ITEM 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                 20
ITEM 13.     Certain Relationships and Related Transactions                20

Part IV
-------

ITEM 14.     Exhibits, Financial Statement Schedule, and Reports On
                Form 8-K                                                20-26
             Signatures                                                    27

         EZ desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. EZ's Report on Form 10-K contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. For a description of the important factors, among others, that may have affected and could in the future affect EZ's actual results and could cause EZ's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of EZ, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

         EZ Communications, Inc. (the "Company" or "EZ") is a publicly traded radio broadcasting company that, as of March 17, 1997, owns and/or operates twenty FM and six AM radio stations serving eight of the nation's top 40 radio revenue markets (Philadelphia, Seattle, St. Louis, Pittsburgh, Sacramento, Kansas City, Charlotte and New Orleans). EZ owns at least two FM stations in each of its markets. The Company's portfolio of stations is diversified in terms of format, target demographics, geographic location and phase of development. The Company believes that this diversity helps to insulate the Company from downturns in specific markets and changes in musical tastes.

         The Company's strategy is to acquire and operate radio stations in large markets with an emphasis on the nation's 30 largest markets. As part of this strategy, the Company seeks to maximize its presence in each of its markets through, among other things, the ownership of multiple station combinations. The Company seeks to own and operate multiple station combinations as a way to establish a leading position in each of its markets as measured by audience ratings and revenue share. Operating multiple station combinations has enabled the Company to program a greater number of stations, strategically position those stations in a variety of formats, attract top talent, and improve the range of products and services available to advertisers, thereby making EZ's stations a more attractive alternative to advertisers and better positioning EZ to compete effectively for available dollars against other media, including newspapers and television. Additionally, multiple station combinations allow station consolidation and centralization, creating certain cost and operational efficiencies and enhancing consistency of management and talent excellence.

         The Company regularly evaluates potential acquisitions both in markets that it does not currently serve and in markets in which it would like to achieve a larger presence. Acquisition candidates may include individual stations, pairs of stations in a single market or groups of stations that may operate in a number of major markets. After acquiring a station, the Company seeks to improve net revenue and broadcast cash flow by a variety of means such as changing the station's programming format, reducing its operating expenses, or combining its operations with an existing station operated by the Company in the same market. The Company intends to continue to pursue opportunities for expansion, including opportunities to acquire multiple radio stations in the same local market as allowed under the recently enacted Telecommunications Act of 1996.

         EZ's management team has significant experience in the radio broadcasting industry. As of March 17, 1997, the Company has owned and operated 37 radio stations in 15 different geographic markets with a variety of programming formats during the Company's 29 year history. EZ was founded in 1967 by Arthur Kellar, Chairman of the Board, and in 1974 Alan Box, President and Chief Executive Officer, joined the Company. Together, Mr. Kellar and Mr. Box own 29.5% of the outstanding capital stock of the Company, representing 80.7% of the voting power of the Company.

RECENT DEVELOPMENTS

The Merger

         In August 1996, the Company entered into a merger agreement (as amended in September 1996) with American Radio Systems Corporation ("American") pursuant to which the Company will be merged directly with and into American with American continuing as the surviving entity. Pursuant to the merger agreement, each holder of the Company's Common Stock will receive (i) $11.75 in cash and
(ii) 0.9 shares of American's Class A Common Stock per share. In February 1997, the companies received regulatory consent to the merger from the Department of Justice. Ultimate consummation of the merger, which is expected in the second quarter of 1997, is still subject to the consent of the Federal Communications Commission.

Recent Acquisitions and Pending Sales and Exchanges

         Set forth below is a discussion of the Company's acquisitions and dispositions of radio stations since January 1, 1996, which have not been described in the 1995 or previous Annual or Quarterly Reports, as well as a discussion of pending sales and exchanges.

         Recent Acquisition. In April 1996, the Company entered into an agreement to acquire the assets of stations KEZK-FM and KFNS-AM St. Louis for $48,000,000. At the same time, the Company began programming and marketing the stations pursuant to a Time Brokerage Agreement ("TBA"). The purchase price of the acquisition, which was consummated in July 1996, was funded from borrowings under the Company's Credit Facility. This acquisition provided the Company with a third FM station in St. Louis, as well as a formidable position in the adult contemporary format. The addition of KFNS-AM (sports format) complements the Company's rights to the NFL's St. Louis Rams broadcasts.

         Pending Sales. In December 1996, the Company entered into an agreement to sell the assets of KMPS-AM Seattle for approximately $2 million. Consummation of the transaction, which is expected to close in the second quarter of 1997, is subject to certain conditions, including the consents of certain third parties, and the Federal Communications Commission's approval of the transfer of the broadcast licenses.

         In November 1996, the Company entered into an agreement to sell the assets of KTRS-AM, formerly KSD-AM St. Louis for approximately $10 million. In January 1997, the buyer began programming and marketing the station pursuant to a Local Marketing Agreement ("LMA"). Consummation of the transaction, which is expected to close in the second quarter of 1997, is subject to certain conditions, including the consents of certain third parties, and the Federal Communications Commission's approval of the transfer of the broadcast licenses.

         Pending Exchanges. In March 1996, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company agreed to exchange stations WEZB-FM, WRNO-FM and WBYU-AM New Orleans and $7,500,000 in cash for stations KBKS-FM (formerly KCIN-FM) and KRPM-AM Seattle. At the same time, both parties began programming and marketing the stations pursuant to separate TBA's. The consummation of the exchange, which is expected to occur in the second quarter of 1997, is subject to the consent of the Federal Communications Commission ("FCC"), which first must grant the pending application for renewal of the license of WEZB-FM, and the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act").

         In December 1996, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company will exchange stations WIOQ-FM and WUSL-FM Philadelphia for stations WRFX-FM, WPEG-FM, WBAV-FM, WBAV-AM, and WFNZ-AM Charlotte, and an asset purchase agreement to purchase station WNKS-FM Charlotte for approximately $10 million. Consummation of the asset exchange agreement is not conditioned on consummation of the asset purchase agreement, although consummation of the asset purchase agreement is conditioned on consummation of the asset exchange agreement. Consummation of the exchange and the acquisition, which is expected in the second quarter of 1997, is subject to the consent of the FCC. In order, among other things, to meet applicable FCC requirements, the Company is required to place WRFX-FM in an insulated voting trust or sell the station. In December 1996, the Company sought authority to place the station in a trust. In February 1997, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company will exchange station WRFX-FM Charlotte for station WDSY-FM Pittsburgh and $20 million cash consideration. Consummation of the exchange, which is expected in the second or third quarters of 1997, is subject to the consent of the FCC and the expiration or earlier termination of the HSR waiting period.

GENERAL

Operating Philosophy

         The Company seeks to maximize its audience ratings for each of its stations and to generally achieve the largest possible share of radio advertising revenue in its markets. By operating multiple station combinations in its markets, the Company has the opportunity to position its stations in complementary formats that may enable the Company to achieve a high concentration of listeners in a variety of formats, attract top talent, and improve the range of products and services available to advertisers, thereby making the Company's stations a more attractive alternative to advertisers and better positioning the Company to compete effectively for available dollars against other media, including newspapers and television. Additionally, multiple station combinations allow station consolidation and centralization, creating certain cost and operational efficiencies and enhancing consistency of management and talent excellence.

         The Company employs a variety of innovative techniques to increase its audience ratings and to generate revenue in its markets. As an example of that effort, the Company's Seattle station, KMPS-FM, became during 1994, the first commercial country station to have an interactive world-wide web site on the Internet. During 1995, that station continued to evolve its Internet applications, by forming collaborations offering Internet access to listeners and broadcasting the station's programming in real time on the Internet. While in its early stages, management believes that these Internet applications have the potential to create supplemental revenue sources for the Company.

         The Company believes that effective sales training is essential to strong operating performance and believes that its training is superior to the industry as a whole. The Company has a comprehensive sales training program, called "A Promise For Excellence," which emphasizes the staged, on-going development of the Company's sales professionals. The program includes, among other things, sales managers' training meetings, regular Company-wide sales staff conference calls and testing, auditing, and oversight by the training committee. As an adjunct to the training and management of its sales staff, the Company's stations have, for over 18 years, participated in a sales incentive travel program developed by the Company and known as the "EZ Marketing Seminar." This incentive travel program involves owners and managers of some of the largest advertisers in the Company's various markets, and enables the Company's general managers and senior executives to establish ongoing relationships with these key advertisers.

         The Company concentrates on developing its general managers, who are responsible for the day-to-day operations of the stations in their respective geographic markets and are compensated, in part, based on their station's financial performance. To enhance internal coordination and to effect broader usage of successful sales and programming techniques, the Company holds quarterly meetings and monthly conference calls among its senior managers. While day-to-day operations of the stations are run by the general managers, the Company minimizes costs by centralizing common functions such as long-range planning, the establishment of policies and procedures, general accounting and auditing, resource allocation, regulatory compliance and license renewals.

         In an effort to add and retain new listeners, the Company's stations typically will engage in significant local promotional activities which include extensive community involvement. The Company's Seattle stations were presented with the national Humanitarian Award by the Country Music Association, the Company's Pittsburgh station received the Media Awareness Award (Radio) by the National Commission Against Drunk Driving in recognition of its Designated Driver Program and one of the Company's Philadelphia stations has been widely acclaimed for its "Stop the Violence" program. In addition, in St. Louis, the Company has created an extensive program known as "Outreach St. Louis, Inc.," which features a daily, informational radio segment on St. Louis area non-profit organizations designed to educate the public on how to access or support the valuable services provided by such organizations. It also acts as a broker to match requests for goods or services with donors, and serves as the vehicle for a grant-funding program to place charitable contributions with qualifying recipients.

Acquisition Strategy

         The Company endeavors to make acquisitions of stations that have positive broadcast cash flow, that have the potential for greater revenue and significant operating efficiencies and that can create opportunities for multiple station ownership in a market. In analyzing potential acquisitions, the Company generally considers (i) the size, rate of growth and projected future rate of growth of the market's revenue, population and retail sales, (ii) whether the proposed station has a competitive signal with a broad market coverage area, (iii) whether there is a niche in the local spectrum of radio formats or whether one of the station's competitors has an obvious vulnerability, (iv) the operating history and financial performance of the station, (v) the terms of the purchase and (vi) the minimum level of performance that can be expected from the station under the Company's management.

         The Company believes that there are several potential benefits that result from operating multiple stations within the same market. First, each additional station in a market provides the Company with a larger amount of the prime advertising time to make available for sale to potential advertisers. Second, the more signals programmed by the Company, the greater the audience share the Company can achieve in a particular target demographic group. Third, the Company is able to consolidate administrative, engineering and management expenses to produce substantial cost savings. Finally, the purchase of additional stations in an existing market allows the Company to take advantage of its market expertise and existing relationships with advertisers.

         The Company does not apply a fixed formula to determine the purchase price of radio stations. The Company does not focus solely on multiples of broadcast cash flow because it generally seeks to acquire untapped potential in addition to existing broadcast cash flow. Assessing a station's potential is more difficult in markets in which the Company does not have an existing station group. With multiple station ownership, the Company can use its current operating experience and existing relationships with advertisers in a particular market in assessing the degree of improvement in programming service and broadcast cash flow that is possible from a potential acquisition in that market. The Company frequently evaluates potential acquisitions of radio stations. However, the Company has no present understanding, commitment or agreement with respect to any such acquisition other than as described in "Recent Developments - Pending Acquisition".

Advertising Sales

         Virtually all of the Company's revenues are generated from the sale of local and national advertising for broadcast on its radio stations. Additional broadcasting revenue is generated from network compensation payments and other miscellaneous transactions. Local sales are made by a station's sales staff. National sales are made by firms specializing in radio advertising sales on the national level, in exchange for a commission from the Company that is based on the Company's gross revenue from the advertising obtained. Approximately 80% of the Company's broadcasting revenue for the year ended December 31, 1996, was generated from the sale of local advertising.

         The Company believes that radio is an efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on (i) a station's audience share within the demographic groups targeted by advertisers, (ii) the number of stations in the market competing for the same demographic groups, (iii) the supply of and demand for radio advertising time and (iv) certain qualitative factors. Rates are generally highest during morning and afternoon commuting hours.

         A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to a station and the time they spend listening to that station. Each station's ratings are used by advertisers and advertising representatives to consider advertising with the station, and are used by the Company to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's principal ratings service is Arbitron, which publishes monthly and quarterly ratings surveys for significant domestic radio markets. These surveys are the Company's primary source of ratings data with respect to its stations.

Competition

         The success of each of the Company's radio stations is dependent, to a significant degree, upon its audience ratings and its share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business. The Company's radio stations compete for listeners and advertising revenue directly with other radio stations, as well as other media within their markets. The Company's audience ratings and market share are subject to change and any adverse change in a particular market could have a material and adverse effect on the revenue of the Company's stations located in that market. There can be no assurance that any one of the Company's stations will be able to maintain and increase its current audience ratings and advertising revenue market share.

         The radio broadcasting industry is also subject to competition from new media technologies that may be developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting formats to local and national audiences. On March 3, 1997, the FCC announced a plan to auction two satellite radio slots to the four pending applicants that have proposed to offer satellite delivered digital radio service. The auction is scheduled for April 1, 1997. Also, on March 3, 1997, the FCC issued technical and service rules for the new service. The Company cannot predict at this time the effect, if any, that any such new technologies may have on the radio broadcasting industry. The radio broadcasting industry historically has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, compact disks and cellular telephones.

         Companies that operate radio stations must always be alert to the possibility of another station changing its programming format to compete directly for listeners and advertisers. There are typically other well-capitalized firms competing in the same geographic markets as the Company. If these firms decide to convert one of their stations to a format similar to that of one of the Company's radio stations in the same geographic area, the result could be lower ratings and advertising revenue, increased promotion and other expenses and consequently lower station operating income.

         As a result of abolition of the national limit on the number of stations that may be owned by one entity and liberalization of the local ownership rules by the Telecommunications Act of 1996 (the "1996 Act"), the radio industry has shown a trend toward consolidation which is likely to continue. The trend towards consolidation will increase competition among purchasers for radio stations, including stations which the Company may find attractive, which may, in turn, increase the price of such stations to the Company.

Employees

         At December 31, 1996, the Company employed 484 full time and 231 part time persons. With the exception of the on-air announcers of stations WBZZ-FM and WZPT-FM Pittsburgh and WIOQ-FM Philadelphia, who are members of the American Federation of Television and Radio Artists ("AFTRA"), the Company's employees are not covered by collective bargaining agreements. The AFTRA agreements for Pittsburgh and Philadelphia expire in May 1997 and July 1998, respectively. The Company considers its relations with its employees and AFTRA to be good.

Community Involvement

         The Company considers its community involvement to be of considerable importance, and to that end each of the Company's stations participates in many community programs, fund raisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of the Company's marathons, walkathons, swimathons, parades, food banks, fairs and festivals include, among others, the United Negro College Fund, Ronald McDonald house, Big Brothers, Big Sisters, Red Cross, United Way, Salvation Army and research foundations seeking cures for multiple sclerosis, cystic fibrosis, leukemia, sickle cell anemia and AIDS and helping to fight drug abuse.

Subsidiaries

         The Company conducts all of its operations through direct and indirect subsidiaries. In addition, in 1995, the Company formed a wholly-owned subsidiary, Radio Data Group, Inc. ("RDG"), to explore new technologies with potential applications to radio broadcasting. RDG does not contribute materially to the Company's revenue. In June 1996, three unrelated third parties, including American, each bought a 25% equity interest in RDG.

Federal Regulation of Radio Broadcasting

         The radio broadcasting industry is subject to extensive and changing regulation governing among other things, technical operations; ownership, business, and employment practices; and certain types of program content (including indecent and obscene program material).

         The ownership, operation and sale of radio broadcast stations (including those licensed to the Company) are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. The Communications Act prohibits the assignment of an FCC license or any transfer of control of an FCC licensee without the prior written approval of the FCC. In determining whether to grant requests for consents to such assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and proposed licensee) including compliance with alien ownership restrictions, rules governing the multiple ownership and cross-ownership of broadcast and other media properties, the "character" of the applicant and those persons or entities holding "attributable" interests in the applicant, and compliance with the Anti-Drug Abuse Act of 1988. Among other things, the FCC assigns frequency bands for radio broadcast stations; issues, renews, revokes and modifies radio broadcast station licenses; regulates transmitting equipment used by radio broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations. The FCC also has the power to impose penalties for violations of its rules and the Communications Act.

         On February 8, 1996, the President signed the Telecommunications Act of 1996 ("Telecommunications Act") which substantially amended the Communications Act. The Telecommunications Act, among other things, eliminated the national radio broadcast ownership restrictions in the FCC's broadcast ownership regulations and raised the ceiling on the number of radio broadcast stations that a single entity may own in a local radio market. The precise number of stations that may be commonly owned in a particular local market depends upon the number of commercial radio stations serving the local market.

         The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. Reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

          License Renewal. Under the Telecommunications Act, radio broadcast licenses are granted for maximum terms of eight years and upon application may be renewed for additional terms. Broadcast licenses may be renewed through an application to the FCC. The Communications Act authorizes the filing of petitions to deny against a license renewal application during specified periods after the renewal application has been filed. Interested parties, including members of the listening public, may file petitions to deny as a means to raise issues concerning the renewal applicant's qualifications. The Telecommunications Act removed the opportunity for the filing of competing applications against an incumbent licensee at renewal time. Instead, the FCC will renew the broadcast licenses if the incumbent meets three requirement: (1) the station has served the public interest, convenience and necessity; (2) the licensee has not seriously violated the Communications Act or the FCC rules; and (3) there have been no other violations, which, taken together, would constitute a pattern of abuse of the Communications Act or the FCC rules. If an applicant for renewal fails to satisfy this tripartite standard, the FCC nevertheless may renew the license on appropriate terms and conditions, including renewal for less than a full license term. The FCC may not consider applications for the channel by other parties until it first has decided to deny the renewal to the incumbent. Before denying renewal to an incumbent, the FCC must allow the licensee a hearing on the licensee's alleged failure to satisfy the statutory standard. The Communications Act prohibits the FCC from considering whether another licensee would be preferable until it first has determined that the incumbent does not qualify for renewal. In recent years, there have been a number of petitions to deny filed with respect to broadcast license renewal applications, but in the vast majority of cases the FCC has renewed incumbent operators' stations licenses. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license may be restricted. The Company is not aware of any facts or circumstances that would prevent it from obtaining renewal of the radio broadcast licenses that it holds other than those items described under Item 3: "Legal Proceedings" below. There can be no assurance, however, that each of the Company's licenses will necessarily be renewed.

         The following table sets forth the calendar year in which the Company acquired each of its radio stations and the current expiration date of each station's main FCC broadcast license:

                        FCC Station License Renewal Dates

                          Geographic       Calendar Year of   Current License
Station Call Letters     Market Served        Acquisition     Expiration Date
--------------------     -------------     ----------------   ---------------

WIOQ-FM*               Philadelphia, PA          1989             8/1/98
WUSL-FM*               Philadelphia, PA          1994             8/1/98

KMPS-FM                Seattle-Tacoma, WA        1986             2/1/98
KZOK-FM                Seattle-Tacoma, WA        1994             2/1/98
KYCW-FM                Seattle-Tacoma, WA        1996             2/1/98
KBKS-FM+               Seattle-Tacoma, WA        1996             2/1/98
KRPM-AM+               Seattle-Tacoma, WA        1996             2/1/98
KMPS-AM*               Seattle-Tacoma, WA        1986             2/1/98

KYKY-FM                St. Louis, MO             1985          2/1/97(2)
KEZK-FM                St. Louis, MO             1996             2/1/05
KSD-FM                 St. Louis, MO             1993          2/1/97(2)
KFNS-AM                St. Louis, MO             1996            12/1/04
KTRS-AM*+              St. Louis, MO             1993          2/1/97(2)

WBZZ-FM                Pittsburgh, PA            1977            8/1/98(1)
WZPT-FM                Pittsburgh, PA            1994             8/1/98

KNCI-FM                Sacramento, CA            1986            12/1/97
KRAK-FM                Sacramento, CA            1994            12/1/97

KHTK-AM                Sacramento, CA            1986            12/1/97

KFKF-FM                Kansas City, MO           1996             6/1/97
KBEQ-FM                Kansas City, MO           1995             2/1/05
KOWW-AM                Kansas City, MO           1995          2/1/97(3)

WSOC-FM                Charlotte, NC             1992            12/1/03
WSSS-FM                Charlotte, NC             1972            12/1/03

----------------
(1) See "Legal Proceedings" below for a discussion of the competing application filed for the WBZZ-FM license and the petition to deny filed with respect to the WBZZ-FM license renewal application. The application has been granted, and the Company is awaiting administrative finality of that action.
(2)  Renewal pending.  See "Legal Proceedings"
(3)  Renewal pending.
+  Stations currently being programmed and marketed pursuant to TBAs.
*  Stations currently under contract for sale.

        Ownership Matters. Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation more than one-fourth of the capital stock of which is owned of record, voted, or subject to control by aliens, unless specific FCC authorization is obtained. These restrictions apply in modified form to other forms of business organizations, including partnerships. The Company, which serves as a holding company for its radio station subsidiaries, therefore may be restricted from having more than one-fourth of its stock owned or voted by aliens, foreign governments or non-U.S. corporations. The Amended and Restated Articles of Incorporation of the Company contain prohibitions on alien ownership and control that reflect these prohibitions contained in the Communications Act.

        Prior to adoption of the 1996 Act, the FCC's broadcast multiple ownership rules restricted the number of radio stations one person or entity could own, operate or control both on a national and on a local level. Effective March 15, 1996, the rules were changed to remove the national limit on radio station ownership and to liberalize the local rules to provide as follows:

        (i) In a market with forty-five or more commercial radio stations, one party may own, operate, or control up to eight commercial radio stations, no more than five of which may be in the same service (AM or FM). The number of stations in a "market" is determined by counting the stations having overlapping city grade contours.
        (ii) In a radio market having thirty to forty-four commercial radio stations, the limit is seven stations, no more than four of which may be in the same service.
        (iii) In a radio market having between fifteen and twenty-nine commercial radio stations, one party may own, operate, or control up to six commercial radio stations, no more than four of which may be in the same service.
        (iv) In a market with fourteen or fewer commercial radio stations, one party may own, operate, or control up to five commercial radio stations, no more than three of which may be in the same service, but in no event may one party own, operate, or control more than fifty percent of the stations in the market.
        (v) Notwithstanding these numerical limits, a single party may be permitted to own, operate, or control a radio station if doing so would increase the number of stations in operation, presumably when, for example, a silent station is returned to operation by a new owner.

        The FCC's rules also generally restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same local market, as well as of a radio broadcast station and a daily newspaper serving the same local market. Under these "cross-ownership" rules, absent waivers from the FCC, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in a local market where it then owned any radio broadcast station; however, the FCC's rules provide for the liberal grant, if certain conditions are satisfied, of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets. The prohibition on ownership of radio and television stations in the same market is currently being re-examined in an FCC rulemaking as a result of directives in the Telecommunications Act, which said the waiver standard is to be extended to the top 50 markets. The FCC has also initiated an inquiry to evaluate its radio/newspaper cross-ownership provisions.

         In applying the provisions of its multiple ownership rules, the FCC has determined that interests in stations licensed to corporate licensees will be deemed to be attributed to (or deemed owned by) the holders of such corporate interests, and will then be deemed cognizable for purposes of the ownership rules, pursuant to the following criteria: (a) any voting stock interest amounting to five percent or more of the outstanding voting stock of a corporate broadcast licensee will be attributable; (b) no minority voting stock interest will be attributable if there is a single holder of more than fifty percent of the outstanding voting stock of the corporate broadcast licensee; and (c) certain investment companies, insurance companies, and banks holding stock through their trust departments in trust accounts which exert no control or influence over a licensee will be considered to have an attributable interest only if they hold ten percent or more of the outstanding voting stock of a corporate broadcast licensee. In addition, corporate officers and directors and general partners and noninsulated limited partners of partnerships may be personally attributed with the media interests of the corporations or partnerships of which they are officers, directors, or partners. Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised generally do not subject their holders to attribution. In addition, the FCC has a "cross-interest" policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" nonattributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock, nonattributable voting stock and nonattributable limited partnership interests) and significant employment positions.

         The FCC's attribution rules and cross-interest policy are also being reexamined in a current FCC rulemaking, and certain of the standards may be made more or less restrictive as a result. Among the many proposals under consideration are an increase in the voting stock benchmarks, modification of the single majority stockholder exemption from attribution, exemption of certain widely held limited partnership interests from attribution when each individual interest represents an insignificant percentage of the total partnership equity, and standards to govern interests in limited liability corporations and other new forms of business entities. The Telecommunications Act also ordered the FCC to conduct biennial review of all its broadcast multiple ownership rules.

         Because of the current multiple and cross-ownership rules, a purchaser of the Company's Class A Common Stock who acquires an "attributable" interest in the Company may violate the FCC's rules if it also has an attributable interest in other television or radio stations or in daily newspapers in the same market. Such a purchaser may thus be restricted in respect of the other companies in which it may invest, to the extent that those investments give rise to an attributable interest. If an attributable shareholder of the Company violates any of these ownership rules, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions; however, as long as the FCC's rules remain unchanged and one person or entity (such as the Principal Shareholders) holds more than 50% of the combined voting power of the Company's total Common Stock, a shareholder of the Company generally would not acquire an attributable interest in the Company. Until modified, the cross-interest policy may also limit the permissible investments a purchaser of the Company's Class A common Stock may make or hold.

         Local Marketing Agreements. In recent years, a number of radio stations, including certain of the Company's stations, have entered into what commonly are referred to as "local marketing agreements" (LMAs) or "time brokerage agreements" (TBAs). These agreements take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies. The FCC has held that such radio agreements are permissible as long as the licensee of the station that is being substantially programmed by another entity maintains ultimate responsibility for, and control over, operations of its broadcast station and otherwise ensures compliance with applicable FCC rules and policies.

         A station that brokers more than 15% of the broadcast time, on a weekly basis, of another local station pursuant to a TBA or an LMA will be considered to have an attributable interest in the brokered station for purposes of the FCC's ownership rules discussed above. As a result, the owner of a broadcast station may not enter into an LMA that allows it to provide such a level of programming on another local station unless it could own that station under the FCC's local multiple ownership rules. FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM/AM or FM/FM) when the two stations serve substantially the same geographic area, whether the licensee owns the stations or owns one and programs the other through an LMA arrangement.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest". Since the early 1980s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license; however, licensees continue to be required to present programming that is responsive to community problems, needs and interests, and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC at any time and also when it evaluates the licensee's renewal application. Stations must follow various FCC rules and policies that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations (including limits on radio frequency radiation). In addition, licensees must develop and implement programs designed to promote equal employment opportunities and must submit reports to the FCC on these matters annually and in connection with any renewal application or broadcast acquisition. The broadcast of contests and lotteries is also regulated by FCC rules.

         Proposed Changes. In January 1995, the FCC allocated spectrum for satellite delivery of digital radio. On March 3, 1997 the agency announced that on April 1, 1997, it will auction the two satellite radio slots to four pending applicants. On March 3, 1997, the FCC also announced technical and service rules for the new service, including requirements that the satellite radio providers adhere to the FCC's political broadcasting and equal employment opportunity rules. At the same time, the FCC put the applicants on notice that the agency may adopt a requirement similar to the four-to-seven-percent channel set-aside that is imposed on the direct broadcast satellite industry for the provision of educational programming. Radio industry groups are also conducting trials of in-band terrestrial delivery of digital audio service.

         As noted, the FCC has several pending rulemakings that may affect the Company, including those implementing the 1996 Act. In addition, the Congress and the FCC may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's radio broadcast stations, result in the loss of audience share and advertising revenues for the Company's radio broadcast stations and affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions.

ITEM 2.  PROPERTIES

         The Company owns its corporate headquarters, which are located at 10800 Main Street in Fairfax, Virginia.

         The properties used by the Company's radio stations consist of office and studio facilities, towers and tower and transmitter sites. FM antennas are located on either Company-owned or leased towers, and AM towers are either owned or leased. Stations' studio and sales offices are generally located in downtown or business districts. Transmitter and tower sites are generally located at sites which provide maximum market coverage.

         The Company presently owns: its studio facility and a tower and transmitter site in Pittsburgh; one office and studio facility and two AM tower (one of which will be sold with KTRS-AM) and transmitter sites in St. Louis; its office, studio facility and a tower for its Charlotte stations; its office, studio and AM tower and transmitter site in Sacramento; one office and studio facility and a tower and transmitter site in Philadelphia; one FM and two AM tower and transmitter sites (one of which will be sold with KMPS-AM) in Seattle; and its AM tower and transmitter site in Kansas City.

         The Company owns substantially all of the equipment it uses, including its transmitting antennas, transmitters, studio equipment and general office equipment. The Company believes that its properties are in good condition and suitable for its operations; however, the Company continually reviews opportunities to upgrade its equipment.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business.

         Currently, commercial radio stations are required to file license renewal applications with the FCC every eight years. Following the filing of renewal applications, "parties in interest," a term which includes competitors and community groups, have a specified period of time in which they may file petitions requesting that the FCC deny the renewal application or designate it for hearing. In addition, prior to adoption of the Telecommunications Act, if any party wished to file an application seeking that station's license, the challenger could do so by filing an application shortly before the expiration of the license.

         In June 1991, Allegheny Communications Group, Inc. ("Allegheny") filed a competing application and a Petition to Deny against the license renewal application of EZ Communications, Inc. ("EZ") for station WBZZ-FM in Pittsburgh. On November 9, 1996, EZ entered into a settlement agreement (the "Settlement Agreement") with Allegheny, pursuant to which Allegheny agreed to dismiss its application with prejudice and EZ agreed to purchase the stock of Allegheny for $4.5 million. On February 21, 1997, the Settlement Agreement was approved by an administrative law judge of the Federal Communications Commission in an order that granted the WBZZ-FM renewal application and dismissed the Allegheny application. The judges decision will become administratively final on April 2, 1997.

         On January 31, 1996, EZ New Orleans, Inc. filed an application for the renewal of the license of WEZB-FM in New Orleans, Louisiana with the FCC. A petition to deny the application dated April 25, 1996, was filed, alleging, among other things, that the licensee presented indecent and obscene programming and improperly maintained the station's public inspection file; and contended that the licensee is not qualified to do business in Louisiana. The licensee filed its opposition to the petition to deny on June 17, 1996. The petitioners filed a reply dated July 11, 1996. Informal objections have also been filed against the WEZB-FM renewal application, raising allegations similar to those in the petition. While the Company cannot predict the outcome of these matters involving WEZB-FM at this time, the Company believes that the challenges will not have a material adverse effect on the Company. There can be no assurance, however, that the renewal application will be granted.

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

         On January 2, 1997, the Rainbow-PUSH Coalition filed a petition to deny the applications for renewal of the licenses of KTRS-AM, KSD-FM and KYKY-FM in St. Louis, alleging violations of the FCC's EEO rule and policies. On February 18, 1997, the Company and the petitioner filed a joint request for approval of a settlement agreement, pursuant to which the renewal applications would be granted and the petition dismissed.

     In the opinion of management, resolution of the above described matters will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 17, 1996, the Company held a meeting of its shareholders for purposes of voting on the merger of the Company with American. At that meeting, the shareholders approved the Company's merger with American. See "Recent Developments - The Merger".

         On December 2, 1996, American distributed a Consent Solicitation Statement and related materials to each holder of EZ's 9.75% Senior Subordinated Notes Due 2005 (the "Notes") pursuant to which American sought the consent of such holders to certain amendments (the "Proposed Amendments") to the EZ Indenture dated as of November 21, 1995. The purpose of the Proposed Amendments was to facilitate the merger of EZ and American by permitting a direct merger of EZ into American rather than into a wholly-owned subsidiary of American. The Proposed Amendments will also permit the Note Indenture to function effectively with the indenture under which American's existing 9% Senior Subordinated Notes due 2006 (the "American Notes") were issued and therefore would allow American to be the direct obligor of both the Notes and the American Notes. In connection with this consent solicitation, American agreed to pay to each holder of the Notes who delivered a valid consent prior to December 10, 1996 (the "Consent Date") a consent fee in the amount of $5.00 for each $1,000 in principal amount of the Notes in respect of which such consent was delivered. A majority of the holders of the Notes consented to the Proposed Amendments prior to the Consent Date.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Shares"), have been quoted on the Nasdaq National Market System under the symbol EZCIA since the consummation of the Company's initial public offering in August 1993. The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A Shares on the Nasdaq National Market System, as reported in published financial sources. There is no public trading market for the Company's Class B Common Stock, par value $.01 per share (the "Class B Shares").

                Year                                    High      Low
                ----                                    ----      ---
                1996:
                First Quarter                            21 3/4   16 1/4
                Second Quarter                           24 3/4   18 1/2
                Third Quarter                            45 1/2   23 3/4
                Fourth Quarter                           44 1/2   32

                Year                                    High      Low
                ----                                    ----      ---
                1995:
                First Quarter                            17       12 1/4
                Second Quarter                           19       15
                Third Quarter                            20 3/4   17 3/4
                Fourth Quarter                           19 1/4   15 1/4

         As of March 17, 1997, there were 136 holders of record of the Class A Shares (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder). As of March 17, 1997, there were two holders of record of the Class B Shares.

         The Company has not paid dividends on its shares of common stock since the fiscal year ended March 31, 1991, and the payment of dividends is restricted by the terms of the Credit Facility and the Indenture. It is not anticipated that any dividends will be paid on any shares of any class of the Company's common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Year      Nine Months
                                                                     Ended       Ended                   Year Ended
                                                                   March 31,   December 31,               December 31,
                                                                --------------------------------------------------------------------
                                                                     1993       1993(3)        1994          1995          1996
                                                                     ----       -------        ----          ----          ----
                                                                               (in thousands, except per share data)
Statement of Operations Data (1):
Net broadcasting revenue                                             $47,482      $40,695      $66,013       $83,668     $105,963
Broadcasting expenses                                                 34,779       27,262       42,951        55,652       68,084
                                                                 -------------------------------------------------------------------
       Station operating income before corporate expenses,            12,703       13,433       23,062        28,016       37,879
        merger costs and depreciation and amortization
Corporate expenses                                                     2,559        1,963        3,325         3,556        3,808
Merger costs                                                                                                               10,433
Depreciation and amortization                                          3,652        2,726        5,388         6,757        9,104
                                                                 -------------------------------------------------------------------
       Operating income                                                6,492        8,744       14,349        17,703       14,534
Other income (expense)
    Interest expense                                                  (5,526)      (2,754)      (5,313)      (10,799)     (20,360)
    Gain (loss) on sale of assets, net                                   547       (1,038)        (860)
    Other income and expenses, net                                      (553)        (251)          316         (685)        (450)
                                                                 -------------------------------------------------------------------
                                                                      (5,532)      (4,043)      (5,857)      (11,484)     (20,810)
                                                                 -------------------------------------------------------------------
       Income (loss) before taxes and extraordinary item                 960        4,701        8,492         6,219       (6,276)
Federal and state income tax expense (benefit)                           997        1,983        3,670         2,975       (1,590)
                                                                 -------------------------------------------------------------------
       Income (loss) before extraordinary item                           (37)       2,718        4,822         3,244       (4,686)
Extraordinary gain (loss) less applicable income taxes                  (550)                   (1,343)       (1,001)

                                                                 -------------------------------------------------------------------
       Net income (loss)                                               $(587)      $2,718       $3,479        $2,243      $(4,686)
                                                                 ===================================================================
Income (loss) per common share
    Income (loss) before extraordinary item                           $(0.01)       $0.37        $0.54         $0.36       $(0.52)
    Extraordinary item                                                 (0.09)                    (0.15)        (0.11)
                                                                 -------------------------------------------------------------------
       Net income (loss) per common share                             $(0.10)       $0.37        $0.39         $0.25       $(0.52)
                                                                 ===================================================================
Weighted average common shares outstanding                             5,931        7,400        8,969         9,029        9,096
                                                                 ===================================================================
Cash dividends per common share
                                                                 ===================================================================

                                                                  March 31,                     December 31,
                                                                 ------------------------------------------------------------------
                                                                     1993         1993         1994          1995          1996
                                                                     ----         ----         ----          ----          ----
                                                                                        (in thousands)
Balance Sheet Data:
Working capital                                                       $3,768       $8,383      $12,144       $47,380       $4,804
Notes receivable (2)                                                   4,500        3,000        3,670           653          637
Net intangible assets                                                 38,384       50,268      110,284       123,114      215,415
Total assets                                                          68,369       90,241      176,588       205,256      284,408
Long-term debt, less current portion                                  61,313       42,400      124,500       148,833      211,445
Shareholders' equity (deficit)                                        (4,177)      34,421       37,900        41,283       38,148

----------
(1) Year-to-year comparisons are significantly affected by the timing of acquisitions and dispositions of radio stations. During the year ended March 31, 1993, the Company acquired an additional station in Charlotte in a tax-free exchange for its station serving Miami (December 1992) which it had acquired in 1983, sold its two stations serving Phoenix (June 1992) which it had acquired in 1986, and completed the sale of its two stations serving Jacksonville (August 1992). During the nine months ended December 31, 1993, the Company acquired additional AM and FM stations in St. Louis (which it began operating under an LMA in September 1993) and operated an additional FM in Sacramento under a JSA (October 1993, which sale closed in February 1994). During that same period the Company recorded losses of $600,000 and $438,000 on the sales of station KQBR-FM serving Sacramento and the Company's Miami building, respectively. During the year ended December 31, 1994, the Company acquired additional FM stations in Pittsburgh (which the Company had operated since January 1993), Seattle (August 1994), Philadelphia (October 1994, which the Company had operated pursuant to an LMA effective July 1994), and Miami (October 1994, which was immediately LMA'd to an unrelated party). During that same period the Company recorded a loss of $860,000 on the sale of the Company's office and studio building in Sacramento, During the year ended December 31, 1995, the Company acquired an additional FM and AM station in New Orleans (January 1995 and February 1995). During the year ended December 31, 1996, the Company acquired additional FM stations in Kansas City, Seattle and St. Louis (January 1996, May 1996 and July 1996) and one additional AM station in St. Louis (July 1996). The Company also sought FCC approval to exchange its two FM and AM stations in New Orleans for an additional AM and FM station in Seattle.
(2) Includes a $3,000,000 note related to the sale of the Company's radio station serving Las Vegas. The note, including all accrued and unpaid interest thereon, was paid in full in June 1995.
(3) The Company changed its fiscal year end from March 31 to December 31. Accordingly, the information provided above only reflects nine months of operating activities while all other information provided reflects a full year of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's Report on Form 10-K contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company: (a) the Company's ability to meet debt service requirements; (b) the Company's ability to compete successfully with other radio broadcasters; (c) the possibility of adverse governmental action or regulatory restrictions from those administering the Antitrust laws, the FCC or other governmental authorities; (d) the availability of funds under its credit agreement to fund acquisitions for the foreseeable future, or, if such funds are inadequate, the ability of the Company to obtain new or additional debt or equity financing and the potential dilutive effect of any such equity financing, and (e) the Company's ability to successfully operate existing and any subsequently acquired stations.

General

         The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising and promotion expenses.

         The Company's revenues are affected primarily by the advertising rates the Company's stations are able to charge. These rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by quarterly reports by independent national rating services. Because audience ratings in the local market are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its radio stations helps the Company to insulate itself from the effects of changes in musical tastes of the public on any particular format.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 to Year Ended December 31, 1995

         The Company's net broadcasting revenue was $105,963,000 for the year ended December 31, 1996, an increase of 27% from $83,668,000 for the same period in 1995. The increase was attributed to the acquisitions of additional radio stations in Kansas City, Seattle and St. Louis (whose results have been included in the Company's reported results since January 1996, March 1996 and April 1996, respectively) and to increased advertising revenue in each of the Company's markets. In addition, the Company reported excellent growth from stations in Seattle and its Philadelphia cluster of stations.

         Broadcast cash flow was $37,879,000 for the year ended December 31, 1996, an increase of 35% from $28,016,000 for the year ended December 31, 1995. This increase was partially attributable to the increases in net revenue described above. In addition, the Company's strategy of operating multiple station combinations has allowed station consolidation and centralization, creating certain cost and operational efficiencies. As a result of these expense reductions, broadcast cash flow as a percentage of net revenue has increased to 36% in 1996 from 33% in 1995.

         On a same station basis (pro forma assuming that all acquisitions and dispositions had occurred at the beginning of 1995), the Company's net revenue and broadcast cash flow increased 5% and 13%, respectively, for the year ended December 31, 1996 as compared to 1995.

         Corporate expenses were $3,808,000 for the year ended December 31, 1996, an increase of 7% from $3,556,000 in 1995. The increase was primarily attributed to incentive bonuses paid to executives.

         Depreciation and amortization were $9,104,000 for the year ended December 31, 1996, an increase of 35% from $6,757,000 for the same period in 1995. The change was primarily attributed to the increase in depreciable and amortizable assets resulting from the recent 1996 acquisitions of radio stations in Kansas City, Seattle and St. Louis. The depreciable cost of the 1996 acquisitions totaled $102,000,000.

         Interest expense was $20,360,000 for the year ended December 31, 1996, an increase of 89% from $10,799,000 for the year ended December 31, 1995. This increase was due to an increase in the aggregate amount of long-term debt outstanding during the respective periods resulting from the acquisitions previously noted, the issuance of the Notes and a higher weighted average interest rate in 1996. In addition, certain payments required pursuant to TBAs in Seattle and St. Louis totaling $1,657,000 were included in interest expense during 1996.

         The Company reported a net loss of $4,686,000 ($0.52 per share) for the year ended December 31, 1996 compared to net income of $2,243,000 ($0.25 per share) for the year ended December 31, 1995. The net loss for 1996 was the result of the Company's recognition of approximately $10,433,000 of costs associated with its pending merger with American Radio Systems Corporation, as well as higher depreciation and amortization expense and interest expense from the Company's station acquisitions in Kansas City, Seattle and St. Louis.

Year Ended December 31, 1995 to Year Ended December 31, 1994

         The Company's net broadcasting revenue was $83,668,000 for the year ended December 31, 1995, an increase of 27% from $66,013,000 for the same period in 1994. The increase was attributed to the acquisition of stations in Philadelphia and Seattle (which were acquired in the second half of 1994), stations in New Orleans (which were acquired in the first half of 1995) and to increased advertising revenue in each of the Company's markets. The Company also experienced significant increases in net broadcasting revenue from recent format changes in Pittsburgh, Charlotte and New Orleans.

         Broadcast cash flow was $28,016,000 for the year ended December 31, 1995, an increase of 21% from $23,062,000 for the year ended December 31, 1994. The increase was attributed to the higher net revenue, the inclusion of the results of the acquired stations and improved results of the recent format changes in Charlotte, Pittsburgh and New Orleans. Increases in broadcast cash flow were mitigated by startup losses attributable to the Company's broadcast of the NFL's St. Louis Rams. As a result of these startup losses, broadcast cash flow as a percentage of net broadcast revenue decreased to 33% in 1995 from 35% in 1994.

         On a same station basis (pro forma assuming that all acquisitions and dispositions had occurred at the beginning of 1994), the Company's net revenue and broadcast cash flow increased 11% and 8%, respectively, for the year ended December 31, 1995 as compared to 1994.

         Corporate expenses were $3,556,000 for the year ended December 31, 1995, an increase of 7% from $3,325,000 in 1994. The increase was primarily attributed to increases in insurance and investor relations costs.

         Depreciation and amortization were $6,757,000 for the year ended December 31, 1995, an increase of 25% from $5,388,000 for the same period in 1994. The change was primarily attributed to the increase in depreciable and amortizable assets resulting from the recent acquisitions of radio stations in Sacramento, Pittsburgh, Seattle, Philadelphia, New Orleans and Kansas City.

         Interest expense was $10,799,000 for the year ended December 31, 1995, an increase of 103% from $5,313,000 for the year ended December 31, 1994. This increase was due to an increase in the aggregate amount of long-term debt outstanding during the respective periods due to the acquisitions previously noted.

         The Company reported net income of $2,243,000 ($0.25 per share) for the year ended December 31, 1995 compared to net income of $3,479,000 ($0.39 per share) for the year ended December 31, 1994, representing a decrease of 36%. Net income reported in 1995 was the result of the items affecting net broadcasting revenue, broadcast cash flow, depreciation and amortization and interest expense previously discussed, as well as the loss from the Company's NFL broadcast rights. Net income for the year ended December 31, 1995 was significantly impacted by an extraordinary loss, net of tax, of $1,001,000 ($0.11 per share), resulting from the write-off of capitalized costs from the Company's previous credit facility. Net income before extraordinary items was $3,244,000 ($0.36 per share) for the year ended December 31, 1995, as compared to $4,822,000 ($0.54 per share) for the same period in 1994, a decrease of 33% and $0.18 per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise from its debt service, working capital and capital expenditure requirements. Historically, the Company has met its liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties with bank borrowings and proceeds from the sale of the Company's securities. Cash flow from operating activities was $6,783,000, $7,139,000, and $9,959,000 for the years ended December 31,
1996, 1995 and 1994. The decrease for the year ended December 31, 1996 was the result of decreased net income (influenced by higher interest expense and costs associated with the merger) and higher levels of receivables resulting from increased net broadcasting revenue caused by the Company's acquisitions. The decrease for the year ended December 31, 1995 was principally the result of decreased net income and higher levels of receivables resulting from increased net broadcasting revenue caused by the 1995 acquisitions.

         During the year ended December 31, 1996, the Company made net capital expenditures totaling $6,999,000 compared to $2,834,000 for the same period in 1995. During 1996, the Company incurred costs of approximately $3,100,000 to complete the construction of a new office and studio facility and upgrade broadcast equipment in Sacramento. In addition, the Company purchased its current headquarters building in December 1996. The building is carried at its net realizable value of $1,800,000. Additionally during 1996, the Company incurred costs of approximately $1,200,000 to upgrade one office and studio facility and expand and refurbish another office and studio facility in Philadelphia. This project was substantially completed at December 31, 1996. The Company expects maintenance capital expenditures for its radio station group to be less than $1,000,000 for the year ended December 31, 1997.

         At December 31, 1996, total long-term debt outstanding was $221,345,000, which consisted of indebtedness related to the Company's 9.75% Senior Subordinated Notes due 2005, sold to the public in 1995 ($150,000,000) (the "Notes"), $62,500,000 outstanding under the Credit Facility and $9,900,000 related to a note payable from the purchase of KFKF-FM Kansas City. The Kansas City Note was retired January 2, 1997. The Company expects that cash flow from operating activities in fiscal 1997 will be sufficient to fund all debt service costs and capital expenditure requirements. In addition, the Company's Credit Facility permits the Company to incur an additional $50,000,000 of debt as long as the Company remains in compliance with certain covenants after incurring such debt.

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

Inflation

         The Company does not precisely measure the impact of inflation on its operations. However, the impact of inflation on the Company's operations has not been significant to date.

Recent Accounting Pronouncement

         In March 1997, the Financial Accounting Standards Board released FAS No. 128 "Earnings Per Share", which will be effective for fiscal 1997. FAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of the new standard; while the Company is in the process of evaluating the impact of FAS No. 128, it does not expect that adoption will have a dilutive effect on previously reported earnings per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements are included on Pages F-1 through F-15 of this Report on Form 10-K.

QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for the years ended December 31, 1996 and 1995 appear below:

                                 March 31,    June 30,   September 30,  December 31,
                                  Quarter      Quarter      Quarter      Quarter        Year
                                 ---------    --------   ------------   ------------    -----
                                     (In Thousands Except Per Share Amounts)
1996
Net broadcasting revenue          $19,373      $27,978     $27,922      $30,690       $105,963
Broadcasting expenses              14,360       17,841      17,304       18,579         68,084
Station operating income            5,013       10,137      10,618       12,111         37,879
Operating income                    1,958        7,074       7,238       (1,736)        14,534
Net income before
  extraordinary item               (1,369)       1,530       1,838       (6,685)        (4,686)
Net income (loss)                  (1,369)       1,530       1,838       (6,685)        (4,686)
Net income (loss) per share:
Net income before
  extraordinary item               $(0.15)       $0.17       $0.20       $(0.73)        $(0.52)
Net income (loss)                  $(0.15)       $0.17       $0.20       $(0.73)        $(0.52)
Average number of
  common shares                     9,057        9,091       9,101        9,135          9,096

1995
Net broadcasting revenue          $16,381      $21,983     $21,826      $23,478        $83,668
Broadcasting expenses              12,132       14,026      14,576       14,918         55,652
Station operating income            4,249        7,957       7,250        8,560         28,016
Operating income                    1,733        5,376       4,649        5,945         17,703
Net income before
  extraordinary item                 (593)       1,427       1,115        1,295          3,244
Net income (loss)                    (593)       1,427       1,115          294          2,243
Net income (loss) per share:
Net income before
  extraordinary item               $(0.07)       $0.16       $0.12        $0.14          $0.36
Net income (loss)                  $(0.07)       $0.16       $0.12        $0.03          $0.25
Average number of
  common shares                     8,983        9,025       9,052        9,056          9,029

(1) The fourth quarter of 1996 reflects a charge of approximately $10,433,000 related principally to costs of the Company's pending merger.
(2) The fourth quarter of 1995 reflects an extraordinary net loss of $1,001,000 related to the write-off of unamortized debt issuance costs resulting from the Company's refinancing of the former credit facility.
(3)  Earnings per share does not accumulate due to rounding.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         In August 1996, the Company entered into a merger agreement (as amended in September 1996) with American Radio Systems Corporation ("American") pursuant to which the Company will be merged directly with and into American with American continuing as the surviving entity. On January 31, 1997, as a result of the pending merger, the Company's Board of Directors dismissed Ernst & Young LLP and engaged the firm of Deloitte & Touche LLP, American's independent auditors, as its independent auditors. Prior to the change, the firm of Ernst & Young LLP had been the Company's independent auditors. Ernst & Young did not resign, nor did they decline to stand for reelection. The independent auditors' report on the financial statements for the years ended December 31, 1994 and 1995, respectively, did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. There was no disagreement(s) with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any "reportable events" as defined in Item 304(a)(i)(v) of Regulation S-K during the years ended December 31, 1995 and 1994 and the subsequent period from December 31, 1995 through January 31, 1997.

                                    PART III

          The information required by this Part is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K

                  (a) 1.  Financial Statements.
                      2.  Financial Statement Schedules.

                  The financial statements and schedule listed in the index to the Consolidated Financial Statements of the Company that appears on Page 28 of this Report on Form 10-K are filed as part of this Report.

(b)      Reports on Form 8-K filed in the fourth quarter of 1996.
                  There were no Reports on Form 8-K filed in the fourth quarter of 1996.

(c)      Exhibits

Exhibit
Number                                  Exhibit Title
-------                                 -------------

2.01    --  Asset Purchase Agreement dated February 21, 1992 by and between
            Professional Broadcasting, Incorporated, a wholly-owned subsidiary of the Company ("PBI"), and Sundance Broadcasting of Wisconsin, Inc. (Phoenix sale)(2)

Exhibit
Number                                  Exhibit Title
-------                                 -------------

2.02    --  Asset Purchase Agreement dated April 29, 1992 by and among PBI and
            Phalen & Associates, Inc. (Jacksonville sale)(2)

2.03    --  Asset Exchange Agreement dated October 15, 1992 between the Company and WSOC Radio, Inc. (Miami/Charlotte Exchange)(2)

2.04    --  Asset Sale Agreement dated June 30, 1989 by and between PBI and
            Americom Las Vegas (Las Vegas sale)(2)

2.05    --  Asset Purchase and Sale Agreement dated October 27, 1993, by and between KYLO Radio, Inc., the Company and Syndicated Communications Venture Partners II, L.P. relating to KQBR-FM, Davis, California (Sacramento Sale)(8)

3.01    --  The Company's Amended and Restated Articles(2)

3.02    --  The Company's Amended and Restated Bylaws(2)

4.01    --  Revised specimen certificate for Class A Common Stock(2)

4.02    --  Revised specimen certificate for Class B Common Stock(2)

4.03    --  Indenture, dated as of November 1, 1986, between the Company and
            Crestar Bank, as successor Trustee(2)

4.04    --  Indenture, dated as of November 21, 1995, between the Company and
            State Street Bank and Trust Company, as Trustee(15)

4.05    --  Consent Solicitation Statement dated December 2, 1996, of American
            Radio Systems Corporation relating to $150,000,000 9.75% Senior Subordinated Notes due 2005 of the Company*

10.01   --  1993 Equity Incentive Plan of the Company(2)

10.02   --  Form of Stock Option Agreement of the Company(3)

10.03   --  Form of Stock Option Exercise Agreement of the Company(3)

10.04   --  The Company's Savings and Security Plan(2)

10.05   --  Credit Agreement, dated as of July 29, 1992, between the Company,
            PBI, The Chase Manhattan Bank (National Association), The Bank of California, N.A. and Society National Bank, as amended (the "1992 Credit Facility")(2)

10.06   --  Stock Purchase Agreement dated October 9, 1992 by and among PBI,
            Miklos Benedek and KYLO Radio, Inc. (Sacramento purchase)(9)

10.07   --  Time Brokerage Agreement dated as of January 1, 1993 by and between the Company, as Time Broker, Pittsburgh Partners, L.P., as Licensee, and Signature Broadcasting Partners, L.P., as Guarantor, relating to the broadcast time of WMXP-FM, Pittsburgh, Pennsylvania (Pittsburgh
            LMA)(2)

Exhibit
Number                                  Exhibit Title
-------                                 -------------

10.08   --  Asset Purchase Agreement dated as of January 1, 1993 by and among the Company, Pittsburgh Partners, L.P. and Signature Broadcasting Partners, Ltd (Pittsburgh purchase)(10)

10.10   --  Employment Agreement between the Company and Arthur C. Kellar dated as of June 8, 1993 (the "Kellar Employment Agreement")(2)

10.11   --  Employment Agreement between the Company and Alan L. Box dated as of
            June 8, 1993 (the "Box Employment Agreement)(2)

10.12   --  Form of Indemnity Agreement entered into by the Company with each of its directors and executive officers(2)

10.13   --  Amendment No. 3, dated as of July 12, 1993, to the 1992 Credit
            Facility(2)

10.14   --  Amendment No. 4, dated as of August 10, 1993, to the 1992 Credit
            Facility(2)

10.15   --  Asset Purchase Agreement dated September 29, 1993, by and between
            PBI and Pacific and Southern Company, Inc. relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St. Louis purchase)(4)

10.16   --  Local Marketing Agreement dated September 29, 1993, by and between
            PBI and Pacific and Southern Company, Inc. relating to KUSA-AM and KSD-FM, St. Louis, Missouri (St. Louis LMA)(4)

10.17   --  Agreement of Sale dated October 4, 1993, by and between PBI and
            Nationwide Communications Inc. relating to KNCI-FM, Sacramento, California (Sacramento purchase)(4)

10.18   --  Sales and Services Agreement dated October 4, 1993, by and between
            PBI and Nationwide Communications Inc. relating to KNCI-FM, Sacramento, California (Sacramento services agreement)(4)

10.20   --  Time Brokerage Agreement dated November 10, 1993, by and between
            KYLO Radio, Inc. and Syndicated Communications Venture Partners II, L.P. relating to KQBR-FM, Davis, California (Sacramento LMA)(4)

10.21   --  Amendment No. 5, dated as of December 17, 1993, to the 1992 Credit
            Facility(5)

10.22   --  Asset Purchase Agreement dated April 7, 1994 by and between PBI and
            CLG Media, Inc. of Seattle, and CLG Media, Inc., relating to KZOK-FM, Seattle, Washington (Seattle purchase)(6)

10.23   --  Amendment No. 6, dated as of April 12, 1994, to the 1992 Credit
            Facility(6)

10.24   --  Amendment No. 7, dated as of April 20, 1994, to the 1992 Credit
            Facility(6)

10.25   --  Asset purchase agreement dated as of May 6, 1994, by and between PBI and Tak Communications, Inc. relating to WUSL-FM, Philadelphia, Pennsylvania, and WTPX-FM, Ft. Lauderdale, Florida(6) Exhibit Number Exhibit Title

Exhibit
Number                                  Exhibit Title
-------                                 -------------

10.26   --  Time Brokerage Agreement dated as of May 6, 1994, by and between
            PBI, as Broker, and Tak Communications, Inc., as
            Debtor-in-Possession ("Licensee") relating to the broadcast time of WUSL-FM, Philadelphia, Pennsylvania (Philadelphia LMA)(6)

10.27   --  Time Brokerage Agreement dated as of May 6, 1994, by and between
            PBI, as Broker, and Tak Communications, Inc., as
            Debtor-in-Possession ("Licensee") relating to the broadcast time of WTPX-FM, Miami, Florida (Miami LMA)(6)

10.28   --  Asset Purchase Agreement dated as of August 2, 1994, by and between
            PBI and the Seventies Broadcasting Corporation relating to WTPX-FM, Miami/Ft. Lauderdale (Miami/Ft. Lauderdale sale)(1)

10.29   --  Amendment No.8, dated as of August 9, 1994, to the 1992 Credit
            Facility(11)

10.30   --  Credit Agreement, dated as of October 11, 1994, between the Company,
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

10.37   --  Time Brokerage Agreement dated as of March 10, 1995, by and between
            PBI and KFKF Broadcasting, Inc. relating to KBEQ AM/FM (Kansas City
            LMA)(13)

10.38   --  KFKF Option Agreement dated as of January 6, 1995, by and among PBI, the Company, KFKF Broadcasting, Inc. and Intracoastal Broadcasting, Inc. as amended (KFKF Option)(14)

10.39   --  Amendment No.1, dated as of June 1, 1995, to the Kellar Employment
            Agreement(14)

10.40   --  Amendment No.1, dated as of June 1, 1995, to the Box Employment
            Agreement(14) Exhibit Number Exhibit Title

Exhibit
Number                                  Exhibit Title
-------                                 -------------

10.41   --  Credit Agreement, dated as of November 20, 1995, between the
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

10.45   --  Time Brokerage Agreement, dated as of March 18, 1996, by and between
            EZ New Orleans, Inc. and HMI relating to WEZB-FM, WRNO-FM and WBYU-AM (the New Orleans TBA)(16)

10.46   --  Time Brokerage Agreement, dated as of March 18, 1996, by and between
            HMI and PBI relating to KCIN-FM and KRPM-AM (the KCIN/KRPM TBA)(16)

10.47   --  Asset Purchase Agreement, dated as of April 5, 1996, by and among
            Par Broadcasting Company, Inc. and PBI, relating to KEZK-FM and KFNS-AM, St. Louis (KEZK purchase)(16)

10.48   --  Time Brokerage Agreement, dated as April 5, 1996, by and between PBI and Par Broadcasting Company, Inc., relating to KEZK-FM and KFNS-AM, St. Louis (KEZK TBA)(16)

10.49   --  Agreement and Plan of Merger dated as of August 5, 1996, and as amended and restated as of September 27, 1996, by and between the Company and American Radio Systems Corporation (the "Merger Agreement")(17)

10.50   --  The EZ Voting Agreement (17)

10.51   --  The American Voting Agreement (17)

10.52   --  Settlement Agreement dated November 9, 1996, by and among EZ
            Pittsburgh, Inc., Allegheny Communications Group, Inc. ("AGCI") and AGCI's officers, directors, and shareholders (18)

10.53   --  Joint Request for Approval of Settlement Agreement, dated November
            12, 1996, by EZ Pittsburgh, Inc. and Allegheny Communications Group, Inc. (18)

10.54   --  Asset Purchase Agreement, dated as of December 12, 1996, by and between PBI, EZ Seattle, Inc. and Inspiration Media, Inc., relating to KMPS-AM (KMPS-AM Sale) *

Exhibit
Number                                  Exhibit Title
-------                                 -------------

10.55   --  Asset Purchase Agreement, dated as of November 18, 1996, by and among Charter Communications Radio of St. Louis, L.L.C., PBI and EZ St. Louis, Inc., related to KSD-AM (KSD-AM Sale) *

10.56   --  Local Marketing Agreement, dated as of January 17, 1997, by and between PBI, EZ St. Louis, Inc. and KSD-AM, L.L.C., relating to KSD-AM, St. Louis (KSD LMA) *

10.57   --  Asset Exchange Agreement, dated as of December 5, 1996, by and among
            EZ, PBI, EZ Philadelphia, Inc., Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of Charlotte, Evergreen Media Corporation of the East, Evergreen Media Corporation of Carolinaland, WBAV/WBAV-FM/WPEG License Corp. and WRFX License Corp. related to WIOQ-FM, WUSL-FM, WBAV-AM, WBAV-FM, WPEG-FM and WRFX-FM (the Philadelphia/Charlotte Exchange) *

10.58   --  Asset Purchase Agreement, dated as of December 5, 1996, by and among
            EZ, PBI, EZ Charlotte, Inc., Evergreen Media Corporation of Los Angeles, Evergreen Media Corporation of the East, and Evergreen Media Corporation of Carolinaland related to WNKS-FM (WNKS Purchase)
            *

10.59   --  Asset Exchange Agreement, dated as of February 25, 1997, by and between EZ, PBI, EZ Philadelphia, Inc., SFX Broadcasting, Inc. and SFX Holdings, Inc. relating to WRFX-FM and WDSY-FM (the Charlotte/Pittsburgh Exchange) *

19.02   --  The Company's 1993 Annual Report to Shareholders(7)

19.03   --  The Company's Proxy Statement dated March 31, 1995 and filed with the Securities and Exchange Commission on March 31, 1995(13)

19.04   --  The Company's 1994 Annual Report to Shareholders(13)

19.05   --  The Company's Proxy Statement dated March 29, 1996 and filed with the Securities and Exchange Commission on March 29, 1996(15)

19.06   --  The Company's 1995 Annual Report to Shareholders(15)

23.01   --  Consent of Deloitte & Touche LLP, Independent Auditors*

23.02   --  Consent of Ernst & Young LLP, Independent Auditors*

24.01   --  Powers of Attorney

*  Filed herewith.

----------
(1) Incorporated by reference to similarly numbered exhibit in the Company's Registration Statement on Form S-1 (File No. 33-82392) originally filed with the Securities and Exchange Commission on August 3, 1994.
(2) Incorporated by reference to similarly numbered exhibit in the Company's Registration Statement on Form S-1 (File No. 33-64226) originally filed with the Securities and Exchange Commission on June 10, 1993, as amended ("1993 S-1").

(3) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended June 30, 1993 (File No. 0-16265) originally filed with the Securities and Exchange Commission on September 17, 1993, as amended.
(4) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended September 30, 1993 (File No. 0-16265) originally filed with the Securities and Exchange Commission on November 15, 1993, as amended.
(5) Incorporated by reference to similarly numbered exhibit in the Company's Form 8-K as of February 10, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on February 25, 1994.
(6) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended March 31, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on May 13, 1994.
(7) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-K as of December 31, 1993 (File No. 0-16265) originally filed with the Securities and Exchange Commission on March 31, 1994.
(8) Incorporated by reference to Exhibit 10.19 in the September 30, 1993 Form 10-Q.
(9)     Incorporated by reference to Exhibit 2.05 in the 1993 S-1.
(10)    Incorporated by reference to Exhibit 2.06 in the 1993 S-1.
(11) Incorporated by reference to similarly numbered exhibit in the Company's Form 8-K as of August 23, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on September 2, 1994.
(12) Incorporated by reference to similarly numbered exhibit in the Company's Form 8-K as of October 12, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on October 27, 1994.
(13) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-K as of December 31, 1994 (File No. 0-16265) originally filed with the Securities and Exchange Commission on March 31, 1995.
(14) Incorporated by reference to Exhibit 2.01 in the Company's Registration Statement on Form S-3 (File No. 33-98450) originally filed with the Securities and Exchange Commission on October 20, 1995, as amended ("1995 S-3").
(15) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-K as of December 31, 1995 (File No. 0-16265) originally filed with the Securities and Exchange Commission on March 29, 1996.
(16) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended March 31, 1996 (File No. 0-16265) originally filed with the Securities and Exchange Commission on May 15, 1996.
(17) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-16265) originally filed with the Securities and Exchange Commission on August 14, 1996.
(18) Incorporated by reference to similarly numbered exhibit in the Company's Form 10-Q/A for the quarterly period ended September 30, 1996 (File No. 0-16265) originally filed with the Securities and Exchange Commission on December 9, 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                     COVERED BY INDEPENDENT AUDITORS' REPORT

                                  Item 14(a)

(1) Independent Auditors' Reports...........................................F-1

    Consolidated balance sheets as of December 31, 1996 and 1995............F-3
    Consolidated statements of operations for each of the years in the three-year period ended December 31, 1996..............................F-4
    Consolidated statements of shareholders' equity for each of the years in the three-year period ended December 31, 1996.......................F-5
    Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1996..............................F-6
    Notes to consolidated financial statements..............................F-7

    Financial statement schedule for each of the years in the three-year period ended December 31, 1996

(2) Valuation and qualifying accounts......................................F-16

         All other schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of EZ Communications, Inc.

We have audited the accompanying consolidated balance sheet of EZ Communications, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the 1996 financial statement schedule listed at the Index for Item 14(a). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EZ Communications, Inc. and subsidiary at December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1996 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE  LLP

Boston, Massachusetts
February 26, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of EZ Communications, Inc.

We have audited the accompanying consolidated balance sheet of EZ Communications, Inc. as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years in the period ended December 31, 1995. Our audits also included the 1994 and 1995 financial statement schedule listed in Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZ Communications, Inc. at December 31, 1995, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
Washington, D.C.
February 9, 1996

                             EZ COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                December 31,
                                       ASSETS                                1996        1995
                                                                           ---------------------
CURRENT ASSETS
   Cash and cash equivalents                                               $   3,053   $ 33,275
   Accounts receivable, less allowance of $1,029 and $772 at
      December 31, 1996 and 1995, respectively                                23,659     16,678
   Trade receivables - barter                                                  1,465        933
   Prepaid expenses and other current assets                                   3,571      3,674
                                                                           ---------   --------
                        TOTAL CURRENT ASSETS                                  31,748     54,560

NOTES RECEIVABLE                                                                 637        653
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                        1,577      1,451
   Buildings and improvements                                                 13,380      8,710
   Broadcast equipment                                                        23,189     21,032
   Furniture and other equipment                                               7,177      9,936
   Construction in progress                                                      841        249
                                                                           ---------   --------
                                                                              46,164     41,378
   Less accumulated depreciation                                              16,007     21,456
                                                                           ---------   --------
                                                                              30,157     19,922
INTANGIBLE ASSETS

   Goodwill and broadcast licenses                                           229,029    132,730
   Purchased contracts and other                                               6,497      6,280
                                                                           ---------   --------
                                                                             235,526    139,010
   Less accumulated amortization                                              20,111     15,896
                                                                           ---------   --------
                                                                             215,415    123,114
OTHER ASSETS                                                                   6,451      7,007
                                                                           ---------   --------
                                                                           $ 284,408   $205,256
                                                                           =========   ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                       $   2,249   $  1,537
    Accrued merger costs                                                       8,940
    Accrued expenses                                                           2,761      2,797
    Accrued interest                                                           2,075      1,643
    Deferred income                                                            1,019      1,203
    Current portion of long-term debt                                          9,900
                                                                           ---------   --------
                        TOTAL CURRENT LIABILITIES                             26,944      7,180
LONG-TERM DEBT, LESS CURRENT PORTION                                         211,445    148,833
DEFERRED INCOME TAXES                                                          7,871      7,944
OTHER LIABILITIES                                                                            16
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY

    Preferred Stock, no par value, authorized 1,000,000 shares, no shares issued and outstanding
    Class A Common Stock, par value $.01 per share, authorized 25,000,000 shares, issued and outstanding 6,444,744 shares
       at December 31, 1996 and 6,378,824 shares at December 31, 1995             65         64
    Class B Common Stock, par value $.01 per share, authorized
       5,000,000 shares, issued and outstanding 2,697,897 shares
       at December 31, 1996 and 2,677,897 shares at December 31, 1995             27         27
    Additional paid-in capital                                                39,744     38,194
    (Accumulated deficit) retained earnings                                   (1,688)     2,998
                                                                           ---------   --------
                                                                              38,148     41,283
                                                                           ---------   --------
                                                                           $ 284,408   $205,256
                                                                           =========   ========

 See notes to consolidated financial statements

                             EZ COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                1996       1995       1994
------------------------------------------------------------------------------------------------------------
Revenue
    Gross broadcasting revenue                                               $ 121,219   $ 95,642   $ 75,793
    Less: agency commissions                                                    15,256     11,974      9,780
                                                                             ---------   --------   --------
      Net broadcasting revenue                                                 105,963     83,668     66,013
Broadcasting expenses
    Program expenses                                                            30,863     26,379     18,861
    Selling expenses                                                            26,536     19,110     15,280
    General and administrative expenses                                          7,905      8,084      6,936
    Technical expenses                                                           2,780      2,079      1,874
                                                                             ---------   --------   --------
      Total broadcasting expenses                                               68,084     55,652     42,951
          Station Operating Income Before Corporate Expenses, Merger Costs,
                                              Depreciation and Amortization     37,879     28,016     23,062
Corporate expenses                                                               3,808      3,556      3,325
Merger costs                                                                    10,433
Depreciation and amortization                                                    9,104      6,757      5,388
                                                                             ---------   --------   --------
        Operating Income                                                        14,534     17,703     14,349
Other (expenses) income
    Interest expense                                                           (20,360)   (10,799)    (5,313)
    Loss on sale of building                                                                            (860)
    Other income (expenses), net                                                  (450)      (685)       316
                                                                             ---------   --------   --------
                                                                               (20,810)   (11,484)    (5,857)
        (Loss) Income Before Taxes and Extraordinary Item                       (6,276)     6,219      8,492
Federal and state income tax expense (benefit)
    Current                                                                     (1,517)     1,915      3,441
    Deferred                                                                       (73)     1,060        229
                                                                             ---------   --------   --------
                                                                                (1,590)     2,975      3,670
        (Loss) Income Before Extraordinary Item                                 (4,686)     3,244      4,822
Loss on extinguishment of debt, less applicable
    income tax benefit of $918 and $878                                                    (1,001)    (1,343)
                                                                             ---------   --------   --------
        Net (Loss) Income                                                    $  (4,686)  $  2,243   $  3,479
                                                                             =========   ========   ========
(Loss) income per common share
    (Loss) income before extraordinary item                                  $   (0.52)  $   0.36   $   0.54
    Extraordinary item                                                                      (0.11)     (0.15)
                                                                             ---------   --------   --------
        Net (Loss) Income Per Common Share                                   $   (0.52)  $   0.25   $   0.39
                                                                             =========   ========   ========
Weighted average common shares outstanding                                       9,096      9,029      8,969
                                                                             =========   ========   ========

See notes to consolidated financial statements

                             EZ COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                              Class A                   Class B
                                              Common                    Common                          Retained
                                               Stock                     Stock          Additional      Earnings
                                               -------------------------------            Paid-In     (Accumulated
                                         Shares    Amount          Shares    Amount       Capital       Deficit)      Total
                                         ------    ------          ------    ------       -------       --------      -----
Balance at December 31, 1993              6,291      $63           2,678      $27         $37,055        $(2,724)    $34,421
   Net income for year                                                                                     3,479       3,479
                                        ------------------------------------------------------------------------------------
Balance at December 31, 1994              6,291       63           2,678       27          37,055            755      37,900
   Net income for year                                                                                     2,243       2,243
   Exercise of employee stock
      options                                88        1                                    1,139                      1,140
                                        ------------------------------------------------------------------------------------
Balance at December 31, 1995              6,379       64           2,678       27          38,194          2,998      41,283
   Net loss for year                                                                                      (4,686)     (4,686)
   Grant of compensatory options                                                              433                        433
   Transfer of Class A shares
      to Class B shares                     (20)                      20
   Exercise of employee stock
      options                                86        1                                    1,117                      1,118
                                        ------------------------------------------------------------------------------------
Balance at December 31, 1996              6,445      $65           2,698      $27         $39,744         $(1,688)   $38,148
                                          ==================================================================================

See notes to consolidated financial statements

                             EZ COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Year Ended December 31,
                                                                                     1996           1995              1994
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net (loss) income                                                                $(4,686)        $2,243             $3,479
  Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
      Depreciation and amortization                                                  9,104          6,757              5,388
      Provision for losses on accounts receivable                                      898            654                382
      Provision for deferred income taxes                                              (73)         1,060                229
      Extraordinary item-loss on extinguishment of debt                                             1,919              2,221
      Loss on sale of building                                                                                           860
      Other                                                                            433
      Changes in operating assets and liabilities:
        Increase in accounts receivable                                             (7,879)        (3,358)            (4,472)
        Decrease (increase) in refundable income taxes,
           prepaids and other current assets                                           103         (2,055)                483
        Increase (decrease) in accounts payable and accrued
           liabilities                                                               1,761           (307)              1,835
        Accrued merger costs                                                         8,940
        Other                                                                       (1,818)           226              (446)
                                                                              ------------- -------------- ------------------
                   Net Cash Provided By Operating Activities                         6,783          7,139              9,959
Investing Activities
  Proceeds from sale of radio stations                                                             21,250              2,500
  Purchases of property, plant and equipment                                        (6,999)        (2,834)            (3,015)
  Purchase of radio stations                                                      (102,000)       (16,250)           (86,080)
  Proceeds from notes receivable                                                        16          3,017
  Increase in note receivable                                                                                          (670)
  Other                                                                             (1,540)          (935)            (1,040)
                                                                              ------------- -------------- ------------------
                   Net Cash (Used In) Provided By Investing Activities            (110,523)         4,248           (88,305)
Financing Activities
  Proceeds from issuance of Senior Subordinated Notes                                             148,814
  Proceeds from long-term debt                                                      86,300         21,000            161,500
  Principal payments on debt                                                      (13,900)       (145,500)          (80,369)
  Proceeds from exercise of employee stock options                                   1,118          1,140
  Costs associated with the issuance of Senior
      Subordinated Notes                                                                          (4,997)
  Costs associated with refinancing                                                               (1,292)            (2,061)
                                                                              ------------- -------------- ------------------
                    Net Cash Provided By Financing Activities                       73,518         19,165             79,070
                                                                              ------------- -------------- ------------------
                                  (Decrease) Increase In Cash                     (30,222)         30,552                724
                                    Cash At Beginning of Year                       33,275          2,723              1,999
                                                                              ------------- -------------- ------------------
                                          Cash At End of Year                       $3,053        $33,275             $2,723
                                                                              ============= ============== ==================

See notes to consolidated financial statements

                             EZ COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of EZ Communications, Inc. (the "Company") and its wholly-owned subsidiary, Professional Broadcasting, Incorporated, a radio broadcasting corporation. Wholly-owned subsidiaries of Professional Broadcasting, Incorporated include EZ St. Louis, Inc., EZ Pittsburgh, Inc., EZ Charlotte, Inc., EZ Philadelphia, Inc., EZ New Orleans, Inc. , EZ Sacramento, Inc., EZ Seattle, Inc. and EZ Kansas City, Inc. (collectively the "license subsidiaries"), all of which are non-operating corporations whose sole assets are the licenses granting the Company the right to broadcast in that particular radio market. All significant intercompany balances and transactions have been eliminated.

Merger of the Company: In August 1996, the Company entered into a merger agreement (as amended in September 1996) with American Radio Systems Corporation ("American") pursuant to which the Company will either be merged with and into a subsidiary of American or the Company will be merged directly with and into American with American continuing as the surviving entity. Pursuant to the merger agreement, each holder of the Company's Common Stock will receive (i) $11.75 in cash and (ii) 0.9 shares of American's Class A Common Stock per share. Consummation of the merger, which is expected in the second quarter of 1997, is subject to the consent of the Federal Communications Commission ("FCC"). Costs expected to be incurred as a result of the merger totaling $10,433,000 have been provided for in the current period and consist primarily of professional fees, compensation to employees of the Company and regulatory related costs. Included in this total is $4,500,000 which will be paid pursuant to a license renewal proceeding.

Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 123 "Accounting for Stock-Based Compensation". The Company adopted FAS 123 during the year ended December 31, 1996. FAS 123 addresses the financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 permits an entity to either record the effects of stock-based employee compensation plans in its financial statements or present pro forma disclosures in the notes to the financial statements. The Company has elected to provide the appropriate disclosures in the notes to the financial statements; therefore, the adoption of FAS 123 did not impact the Company's results of operations, liquidity or financial position.

Property, Plant and Equipment: Property, plant and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to fifteen years for broadcasting equipment and for furniture and other equipment, and from five to twenty years for buildings and improvements. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets: Intangible assets are stated on the basis of cost and are amortized using the straight-line method. Goodwill and broadcast licenses are amortized over 40 years and purchased contracts are amortized over the lives of the contracts

Long-Lived Assets: The carrying values for property, plant and equipment, goodwill, broadcast licenses and other long-lived assets are evaluated annually to determine whether circumstances warrant their revision in accordance with FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

Trade Receivables--Barter and Deferred Income: In the course of business, the Company trades air time for goods and services used principally for promotional sales and other business activities. An asset and a liability (deferred income) are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability relieved when commercials are broadcast, and barter expense is recorded and the asset relieved when the goods or services are received or used.

Interest Rate Swap and Cap Agreements: Interest rate swap and cap agreements are entered into primarily as a hedge against interest exposure on variable rate debt. The differences to be paid or received on swap and cap agreements are included in interest expense. The Company does not enter into swap or cap agreements for trading purposes.

Income Taxes: Deferred taxes are provided to reflect temporary differences in bases between book and tax assets and liabilities and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates.

Advertising Expenses: The Company expenses advertising costs as they are incurred.

Revenue Recognition: Revenue is recognized as commercials are broadcast. The Company's revenues vary throughout the year. The Company's first calendar quarter historically produces the lowest revenues for the year, while each of the other quarters produces roughly equivalent revenues.

Concentration of Credit Risk: The Company extends credit to customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company's customer base. The Company has policies governing the extension of credit and collection of amounts due from customers.

Net Income (Loss) Per Common Share: Net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. For 1996, outstanding stock options were anti-dilutive and thus not included in the calculation of net loss per common share.

Cash and Cash Equivalents: For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Corporate Expenses: Corporate expenses consist of corporate overhead costs not specifically allocable to any of the Company's individual business properties.

Significant Estimates: In the process of preparing its financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts receivable, the useful lives of its assets such as property and intangibles and the realization of deferred tax assets. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on financial position or its results of operations.

Reclassifications: Certain prior year amounts have been reclassified to the 1996 presentation.

2--LONG TERM DEBT

Long-term debt at December 31, 1996 and 1995, consisted of the following:

                                                                     1996      1995
                                                                   ------------------
                                                                     (in thousands)
9.75% Senior Subordinated Notes due 2005, net of unamortized discount of $1,055,000 and $1,167,000 at December 31, 1996 and
   1995, respectively                                              $148,945  $148,833
$125,000,000 Credit Facility, at various amounts over the
   LIBOR rate (average rate of 7.91% at December 31, 1996)           62,500
Kansas City Notes at 8.49%                                            9,900         .
                                                                   --------  --------
                                                                    221,345   148,833
                  Less current portion                                9,900         .

                                                                   $211,445  $148,833
                                                                   ========  ========

In November 1995, the Company sold $150,000,000 of 9.75% Senior Subordinated Notes due 2005 (the "Notes") to the public. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1996. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 2000, at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest to the date of the redemption. The redemption price reduces over three years to a redemption price of 100% of the principal amount in 2003 and thereafter. At any time prior to December 1, 1998, the Company may redeem up to $50,000,000 of the original aggregate principal amount of the Notes with the net proceeds of one public offering of common stock at 109.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption, as long as at least $100,000,000 of the original aggregate amount of the Notes remain outstanding. Upon a change of control, holders of the Notes will have the right to require the Company to repurchase their Notes at 101% of the principal amount, thereof, plus accrued and unpaid interest, if any, to the date of the purchase. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The Notes are guaranteed on a senior subordinated basis by the Company's subsidiaries.

Net proceeds from the sale of the Notes were used to repay in full all amounts outstanding under the Company's $135,000,000 Credit Facility (the "Former Credit Facility"). Unamortized debt issuance costs of $1,919,000 related to the Former Credit Facility were written off and are presented as an extraordinary loss of $1,001,000 (net of a $918,000 income tax benefit) in the year ended December 31, 1995.

Concurrent with the sale of the Notes, the Company entered into a new $125,000,000 Credit Facility (the "Credit Facility"), of which $62,500,000 was outstanding as of December 31, 1996. The amount available under the Credit Facility reduces on a scheduled quarterly basis from March 1998 through the expiration date of December 2002. Additional reductions are required based on the Company's excess cash flow and upon the occurrence of certain events (as defined in the Credit Facility), including sales of assets. If drawn upon, mandatory principal payments will begin in 1998. The commitment fee is 1/2 of 1% of the unused portion. Substantially all of the Company's assets are pledged to secure the performance of the Company under the Credit Facility. At December 31, 1996, the maximum amount available under the Credit Facility was $52,600,000. The Credit Facility is a direct obligation of the Company, ranks senior to the Notes and is secured by first priority pledges of all of the stock of the Company and its subsidiaries and security interests in and liens on substantially all of the assets of the Company and its subsidiaries.

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

The Company has entered into interest rate swap and cap agreements. At December 31, 1996, interest rate swaps have fixed LIBOR at 7.77 percent on $20,187,500 notional principal amount of the Credit Facility with reducing principal through December 1997. Also, interest rate caps limit LIBOR to a maximum of 9.75 percent through December 31, 1997, on $20,187,500 notional principal amount.

The Company paid interest of $3,935,000, $10,825,000 and $18,271,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Certain payments required pursuant to Time Brokerage Agreements ("TBA"s) in Seattle and St. Louis totaling $1,657,000 were included in interest expense during the year ended December 31, 1996.

Scheduled maturities of long-term debt are as follows (in thousands):

               1997                               $     9,900
               1998
               1999
               2000

               2001                                    25,000
               Thereafter                             187,500
                                                     --------
                                                     $222,400
                                                     ========

Proceeds from the Company's Former Credit Facility were used to repay all amounts outstanding under the Company's then existing $70,000,000 Credit Facility, consummate the acquisition of WUSL-FM Philadelphia and WTPX-FM, Miami and pay other costs associated with the transactions. Unamortized debt issuance costs of $2,221,000 related to the $70,000,000 Credit Facility were written off and are presented as an extraordinary loss of $1,343,000 (net of a $878,000 income tax benefit) in the year ended December 31, 1994.

3--ACQUISITIONS OF RADIO STATIONS

In February 1995, the Company acquired the assets of station WBYU-AM New Orleans for approximately $1,100,000.

In March 1995, the Company acquired the assets of stations KBEQ AM/FM Kansas City, Missouri for approximately $7,650,000. The purchase price of the acquisition was funded from borrowings under the Company's former Credit Facility. Concurrently with the execution of the agreement to acquire KBEQ AM/FM, the Company also entered into an option and asset purchase agreement with an unrelated party to acquire station KFKF-FM Kansas City (the "Kansas City Acquisition"). Upon the consummation of the acquisition of KBEQ AM/FM, the Company entered into a Time Brokerage Agreement ("TBA") with the owner of KFKF to permit the owner to program and market KBEQ AM/FM. In August 1995, the Company elected to exercise its option to acquire KFKF-FM. The KFKF-FM option and asset purchase agreement provided for an aggregate purchase price of $28,000,000, of which $15,000,000 was paid in connection with the closing of the Kansas City Acquisition, which occurred in January 1996, and $13,000,000 was financed through the Company's issuance of two promissory notes to the seller of the station due in December 1996 and January 1997 (the "Kansas City Notes"). The Kansas City Notes bear interest at 8.49%.

In April 1995, the Company acquired the assets of station WRNO-FM New Orleans for $7,500,000. The Company had been programming and marketing the station pursuant to an LMA effective January 1995.

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

In March 1996, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company agreed to exchange stations WEZB-FM, WRNO-FM and WBYU-AM New Orleans and $7,500,000 in cash for stations KBKS-FM (formerly KCIN-FM) and KRPM-AM Seattle. At the same time, both parties began programming and marketing the stations pursuant to separate TBA's. The consummation of the exchange, which is expected to occur in the second quarter of 1997, is subject to the consent of the Federal Communications Commission ("FCC") and the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act") and will be accounted for as a non-monetary exchange of similar productive assets; therefore no gain or loss will be recorded for financial reporting purposes.

The above acquisitions have been accounted for by the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired based on their estimated fair values at the date of the acquisition.

The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill and broadcast licenses.

The operating results of the above transactions are included in the Company's consolidated results of operations since the date of the acquisition or the related LMA or TBA, respectively. The following unaudited pro forma summary presents the consolidated results of operations as if the transactions had occurred at the beginning of the periods presented and, after giving effect to the inclusion of depreciation and amortization of assets acquired and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or results which may occur in the future (in thousands, except per share data).

                                                      Year Ended December 31,
                                                       1996             1995
                                                       ----             ----
                                                            (Unaudited)

Net broadcasting revenues                          $   108,031      $   102,859
Net loss before extraordinary items                     (5,324)            (682)
Net loss                                                (5,324)          (1,683)
Loss per common share:

  Before extraordinary item                        $     (0.59)     $     (0.08)
  Extraordinary item                                     (0.00)           (0.11)
                                                   -----------      -----------
  Net loss per common share                        $     (0.59)     $     (0.19)
                                                   ===========      ===========

4--COMMITMENTS

The Company leases office space and certain broadcast facilities and equipment under long-term operating leases with options to renew. As of December 31, 1996, the Company's minimum future commitments, under all non-cancelable lease agreements with terms in excess of one year and other long-term broadcasting commitments, consisted of the following (in thousands):

           1997                             $4,470
           1998                              4,384
           1999                              4,299
           2000                                261
           2001                                112
           Thereafter                          534
                                           -------
                                           $14,060
                                           =======

Rent expense and amounts related to certain broadcast commitments charged to operations for the years ended December 31, 1994, 1995 and 1996 was approximately $1,005,000, $4,134,000 and $5,043,000, respectively.

The Company has entered into numerous employment contracts. In addition, in June 1995 the Company entered into five-year employment agreements with each of Arthur Kellar and Alan Box. These agreements provide for the Company's Board of Directors to annually determine the compensation of each. As of December 31, 1996, the Company's minimum future commitments, under all employment agreements with terms in excess of one year consisted of the following (in thousands):

           1997                          $  5,449
           1998                             2,801
           1999                             1,754
           2000                             1,428
           2001                               414
                                         --------
                                         $ 11,846
                                         ========

5--INCOME TAXES

The components of income tax (benefit) expense are as follows (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                          1996             1995            1994
                                          ----             ----            ----
Current:
  Federal                               $(1,280)          $1,678          $2,852
  State                                    (237)             237             589
                                        -------           ------          ------
                                         (1,517)           1,915           3,441
Deferred:
  Federal                                   (62)           1,042              47
  State                                     (11)              18             182
                                        -------           ------          ------
                                        $   (73)          $1,060          $  229
                                        =======           ======          ======
                                        $(1,590)          $2,975          $3,670
                                        =======           ======          ======

Income tax (benefit) expense is different from the statutory federal income tax rate for the following reasons (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                          1996             1995           1994
                                          ----             ----           ----
Income tax at statutory rate            $(2,197)          $2,176         $2,972
State income tax, net of federal tax       (247)             307            386
Merger costs                              1,651

Goodwill amortization                      (973)             341            359
Other--net                                  176              151            (47)
                                        -------           ------         ------
  Income tax (benefit) expense          $(1,590)          $2,975         $3.670
                                        =======           ======         ======

Significant components of the Company's net deferred tax liability as of December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                          1996            1995            1994
                                          ----            ----            ----
Deferred tax liabilities:

   Depreciation and amortization        $10,173           $7,946          $6,826
   Other                                    491              468             462
                                        -------           ------          ------
         Total deferred tax liabilities  10,664            8,414           7,288
Deferred tax assets:
   Merger costs                           2,332

   Miscellaneous allowances and accruals    461              470             404
                                        -------           ------          ------
            Total deferred tax assets     2,793              470             404
                                        -------           ------          ------
Net deferred tax liabilities            $ 7,871           $7,944          $6,884
                                        =======           ======          ======

The Company made income tax payments of $1,428,000 and $1,003,000 in the years ended December 31, 1994 and 1995, respectively. The Company made no income tax payments in the year ended December 31, 1996.

6--CAPITAL STOCK

In August and September 1993, the Company, through an initial public offering (the "Common Stock IPO") sold 3,038,230 shares of previously unissued Class A Common Stock resulting in net proceeds to the Company of approximately $35,880,000. In connection with the Common Stock IPO, in June 1993, the Shareholders approved Amended and Restated Articles of Incorporation (the "Amended Articles"). Among other things, the Amended Articles created two new separate classes of common stock: Class A and Class B and authorized the Company to issue 25,000,000 shares of Class A Common Stock, par value $.01 per share and 5,000,000 shares of Class B Common Stock, par value $.01 per share. All current shares of common stock were converted into Class A shares with the exception of those shares owned by the two principal shareholders, which were converted into Class B shares. The rights of these two classes are essentially identical except that each share of Class B stock has ten votes on certain matters. Class B Common Stock is convertible into Class A Common Stock on a share for share basis.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of a majority of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 1996, the Company granted 20,000 stock options to employees which resulted in the recognition of $433,000 of compensation expense. This amount has been recorded as an increase to additional paid in capital.

The Company's 1993 Equity Incentive Plan (the "1993 Plan") provides for the granting of incentive stock options and non qualified stock options and the awarding of restricted stock and stock bonuses. All options are all immediately exercisable and terminate on the earlier of termination of the optionee's employment by the Company or five years after grant. Changes in stock options outstanding for the years ended December 31, 1994, 1995 and 1996, were as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                       Shares      Per Share
                                                       ------      ---------

Options outstanding at December 31, 1993               613,000      $  13.00
Granted
Exercised
Terminated                                                   .      .      .
                                                       -------      --------
Options outstanding at December 31, 1994               613,000      $  13.00
Granted
Exercised                                              (87,667)     $  13.00
Terminated                                                   .      .      .
                                                       -------      --------
Options outstanding at December 31, 1995               525,333      $  13.00
Granted                                                105,000      $  19.69
Exercised                                              (85,920)     $  13.00
Terminated                                             (30,000)     $  19.50
                                                       -------      --------
Options outstanding at December 31, 1996               514,413      $  13.99
                                                       =======      ========

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.00%; dividend yield of 0.00%; volatility factor of the expected market price of the Company's common stock of 0.387; and a weighted-average expected life of the options of 3 years. There were no employee stock options granted in 1995.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share data):

                                                         1995            1996
                                                         ----            ----
           Pro forma net income (loss)                   $2,243        $(5,099)
           Pro forma earnings (loss) per share            $0.25         $(0.56)

The estimated weighted average fair value of compensatory and non-compensatory option grants made during 1996 was $25.40 per share and $6.43, respectively.

7--CONTINGENCIES

From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no material legal proceedings pending against the Company except for a renewal application pending and a license assignment that are being challenged. The Company is contesting these challenges vigorously and believes that ultimately it will prevail and the renewal application will be granted and the license assignment will be affirmed.

8--RELATED PARTY TRANSACTIONS

Since 1985, the Company has leased a portion of the building in which its headquarters are located from EZ Limited Partnership. The aggregate monthly lease payments to EZ Limited Partnership under the Company's lease have been, in the Company's opinion, no less favorable than rates that could have been negotiated with unrelated parties in the area. EZ Limited Partnership, of which the Company owned a 10% partnership interest through November 1996, was formed in April 1984 to construct and own the Company's headquarters building. The other limited partners are either directors of the Company, former directors of the Company, or shareholders of the Company. In November 1996, the Company bought out the other partners for total cash consideration of $267,000 and the assumption of the partnership debt of approximately $1,450,000. In December 1996, the Company retired the mortgage associated with the building and reduced the carrying value of the building to its estimated market value.

9--FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

           Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities -- These carrying amounts approximate fair value because of the short-term nature of these financial instruments.

           Long-term debt -- The fair value of long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of long-term debt approximated the carrying value at December 31, 1996.

           Interest rate protection agreements -- The fair value of these agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration the current interest rates. The Company could expect to pay $408,000 to terminate the swap and cap agreements outstanding at December 31, 1996.

10--SUBSEQUENT EVENTS

In December 1996, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company will exchange stations WIOQ-FM and WUSL-FM Philadelphia for stations WRFX-FM, WPEG-FM, WBAV-FM, WBAV-AM, and WFNZ-AM Charlotte, and an asset purchase agreement to purchase station WNKS-FM Charlotte for approximately $10 million. Consummation of the asset exchange agreement is not conditioned on consummation of the asset purchase agreement, although consummation of the asset purchase agreement is conditioned on consummation of the asset exchange agreement. In order, among other things, to meet applicable FCC requirements, the Company is required to place station WRFX-FM Charlotte in an insulated voting trust or sell the station. In December 1996, the Company sought authority to place the station in a trust. In February 1997, the Company entered into an asset exchange agreement with an unrelated party, whereby the Company will exchange station WRFX-FM Charlotte for station WDSY-FM Pittsburgh and $20 million cash consideration. Consummation of the exchanges and acquisition, which are expected in the second or third quarters of 1997, is subject to the consent of the FCC and the expiration or earlier termination of the HSR waiting periods.

In December 1996, the Company entered into an agreement to sell the assets of KMPS-AM Seattle for approximately $2 million. Consummation of the transaction, which is expected to close in the second quarter of 1997, is subject to the consent of the FCC.

In November 1996, the Company entered into an agreement to sell the assets of KTRS-AM, formerly KSD-AM, St. Louis for approximately $10 million. In January 1997, the buyer began programming and marketing the station pursuant to an LMA. Consummation of the transaction, which is expected to close in the second quarter of 1997, is subject to certain conditions, including the consent of certain third parties, and the Federal Communications Commission's approval of the transfer of the broadcast license.

                             EZ COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

             Column A                   Column B           Column C         Column D         Column E
--------------------------------------------------------------------------------------------------------
                                        Balance           Charged to                          Balance
                                      at Beginning        Costs and                           at End
           Description                 of Period          Expenses        Deductions(1)      of Period
           -----------                 ---------          --------        -------------      ---------
Allowance for doubtful accounts
Year ended December 31, 1996            $772,000           898,000         (641,000)        $1,029,000
Year ended December 31, 1995            $754,000           654,000         (636,000)          $772,000
Year ended December 31, 1994            $629,000           382,000         (257,000)          $754,000

 (1)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.
                                              EZ COMMUNICATIONS, INC.



                                              By: /s/  Alan Box*
                                                     --------------------------
                                                       Alan Box
                                                       Chief Executive Officer,
                                                       President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/         Arthur Kellar*           March 31, 1997           /s/           Alan Box*             March 31, 1997
------------------------------------ --------------           ----------------------------------- --------------
            Arthur Kellar                 Date                              Alan Box                  Date
          Chairman of the Board                                        Chief Executive Officer,
                                                                        President and Director

  /s/     Ronald H. Peele, Jr.*      March 31, 1997            /s/    Woodley A. Allen*           March 31, 1997
  ---------------------------------  --------------            ---------------------------------- --------------
          Ronald H. Peele, Jr.            Date                        Woodley A. Allen                Date
      Vice President, Secretary and                                       Director
            Treasurer +

 /s/        C. Barrie Cook*          March 31, 1997           /s/   George W. Johnson*            March 31, 1997
 ----------------------------------- --------------           ----------------------------------- --------------
             C. Barrie Cook               Date                      George W. Johnson                Date
                Director                                                Director

 /s/          John W. King*          March 31, 1997           /s/   James R. McKay*               March 31, 1997
 ----------------------------------- --------------           ----------------------------------- --------------
              John W. King                Date                      James R. McKay                  Date
                Director                                                Director

/s/    Glenn W. Saunders, Jr.*       March 31, 1997
------------------------------------ --------------
       Glenn W. Saunders, Jr.             Date
                Director

*   By:      /s/  Alan Box
         ----------------------
                  Alan Box
             Attorney-in-fact

----------------
+ Mr. Peele also performs the functions of Chief Financial Officer and Chief Accounting Officer.